Form 10KSB
period 2002-02-28
INVESTMENT AGENTS INC
filed 2002-05-29
CIK 1140827

Commission File No. 333-61286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: February 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __

INVESTMENT AGENTS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0467944

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

none

Securities to be registered pursuant to Section 12(g) of the Act:

$.001 Common Stock

(Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of February 28, 2002, there were 1,970,000 shares of the registrant’s Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

     State the registrant’s revenues for the February 28, 2002 fiscal year: $49.00.

2.

Item 1. Description of Business.

The Company.

     Investment Agents, Inc., a Nevada corporation was organized under the laws of the State of Nevada on August 8, 1996.

     The discussion contained herein contains “forward- looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes,” “expects,” “may,” “will,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10SB12G report should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this report.

     Important factors that could cause or contribute to such differences include those discussed under the caption entitled “Risk Factors,” as well as those discussed elsewhere in this Form 10KSB.

Our Business.

     We are a development stage company and we were incorporated in Nevada on August 8, 1996. Our principal executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754. Our telephone number is (702) 248-1027.

     Although our principal executive offices are located in Las Vegas, Nevada, the officers and directors do not intend to conduct any business at said offices. The officers and directors will conduct business through the use of their computer system connected to the internet, a global electronic network, consisting of smaller, interconnected networks, which allow computers to exchange information over telephone wires, dedicated data cables, and wireless links. The internet links personal computers by means of servers which are on specialized operating systems and applications designed for servicing a network environment. The officers and directors are able to connect to the internet and conduct business through their personal computer located in their residence in California.

     We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.’s (“Verio”) domain registration services, web hosting services and

3.

e-commerce services.

     We have an agreement with Verio wherein we have been appointed as a non-exclusive authorized sales representative in the United States to solicit sales of Verio’s services. These services include various domain registration services, web hosting services and e-commerce services. We are an independent contractor and we participate in what is known as Verio’s Web Agent Referral Program (“WARP Program”). We make residual income for referring business to Verio. Our agreement commenced as of April 19, 2001 and remains in effect for two years unless terminated pursuant to the provisions of the agreement. We may request up to three one year extensions of the agreement. Verio provides us with a co-branded web page that we customize with our own introductory text and banner.

     Our agreement with Verio provides that we may not contact or deal with any of Verio’s customers or customers that we have brought to Verio for a period of two years after the termination of our Warp Program. Although we are able to market and refer customers to other third-party domain name registrars, web hosting sites or services other than Verio, we have no intention to engage in such activity. We have no other agreements to provide domain name registration, web hosting sites or services and we have no intention to enter into such agreements during the term of our agreement with Verio.

     Our web site is at http://www.investmentagents.net. Our web site and its contents do not form a part of this Form 10-KSB.

     We can direct our customers to visit our web site to place orders or we can place orders on behalf of our customers or visitors can access our web site which allows them to place orders directly. The visitors are tracked through our web site so when a visitor places an order on our page, we receive a commission for the sale after the customer makes payment to Verio.

     Under the Warp Program, we are not permitted to knowingly market our services to a current customer of Verio and in the event that we solicit a current customer of Verio to buy services, Verio is under no obligation under our Warp Program to pay a commission to us for the customer. Further, if a customer cannot or does not accept the tracking cookies from Verio, we will not receive any commission for any sale.

4.

     Although we consider our web site “under construction,” the web site is available to be accessed on the world wide web. We have defined “under construction” to mean that we intended to make substantive changes or improvements to the web site.

     Our agreement with Verio can be terminated immediately, without notice, at any time, in the event that we breach any of the covenants, terms or conditions of the agreement which have not been cured for a period of ten days after notice by Verio to us, an assignment by us for the benefit of creditors or our seeking protection under the Bankruptcy Act, or Verio is unable to provide the agreed upon services by reason of any law, rule, regulation, order of any governmental authority having jurisdiction over its business.

Verio.

     Verio is a large web hosting company and a provider of comprehensive internet services. Although potential customers could go directly to Verio (or any other third party) provider of domain registration services, web hosting services and e-commerce services, we believe that the so-called low end, entry level services which we market, through Verio’s web agent referral program (“WARP”), constitutes a less competitive niche wherein we may be able to achieve residual income for referring customers to Verio through the use of a user friendly web site. We have defined low-end, entry-level services that we market to be a service that is available at a low cost for the consumer not advanced in complexity for the user to take advantage of.

     We became a WARP agent by applying to Verio to become a participant in one of a number of partner and reseller programs that they have established and that they market to companies involved with internet services. We contacted Verio and we investigated various programs that they have designed for companies to provide their clients with a broad range of comprehensive internet services. After reviewing various programs, we decided that the WARP program which allows us to collect a commission for referring qualified clients interested in securing Verio services with Verio managing all activities associates with closing a sale and providing customer billing and support would be the type of relationship that we would like to initially establish with Verio. The application process involves the completion and submission of a partner profile. Thereafter, Verio reviewed the profile and contacted us to review the program and our eligibility. After a discussion, we were asked to enter into the web agent referral program. The process is conducted

5.

through phone contact and facsimile transmission of agreements, or e-mail communications of the agreements. Our attorney assisted us with the various steps and assisted us with the negotiations with Verio.

Risk Factors.

     In addition to the other information in this Form 10-KSB, the following risk factors should be considered carefully in evaluating our business before purchasing any of our shares of common stock. A purchase of our common stock is speculative and involves a lot of risks.

1.	An investment in our shares of common stock involves a high degree of risk and you may lose your entire investment.

     We have no operating history nor have we received any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we have generated substantial revenues from customers registering domain names and/or utilizing web hosting services.

2.	Unless we obtain loans or additional funding, we may not be able to continue as a going concern.

     Our auditor’s going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern. Our loss from inception through February 28, 2002 is $33,085.

     Although we may need additional financing, except for certain oral agreements with our officers and directors (majority shareholder), we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or the obtaining of additional loans or financial accommodations.

     Without the implementation of any marketing plan, our current “burn rate” is less than $80 per month. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to

6.

exceed $500 per month will be expended for the strategic listing of our web site with major search engines. The balance will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The officers and directors have agreed to fund our “burn rate,” pay all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. The line of credit will expire on August 31, 2002. Each advance under the line of credit will be evidenced by a non-interest bearing promissory note, all due and payable on August 31, 2003. Although we expect to generate sufficient revenues to repay the line of credit before August 31, 2003, it is impossible at this time for us to predict the amount of our revenues. The officers and directors have agreed among themselves that the repayment of the line of credit will not impede, or be made conditional in any manner, to the continuous implementation of our marketing plan. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

     If we do not secure the loans (or raise additional capital if the loans are not forthcoming), you may lose your entire investment.

3.	We currently commenced business operations and have no current operating history which makes an evaluation of us difficult.

     We have no operating history and we did not have any business prior to our organization. As of February 28, 2002, we had incurred operating losses of $31,115 and we expect losses to continue. There is nothing at this time on which to base an assumption that our business plan will prove successful, and there is no assurance that we will be able to operate profitably.

4.	Our success is dependent on management which has other full time employment, has limited experience and will only devote limited part time working for us which makes our future even more uncertain.

     As compared to many other public companies, we do not have any depth of managerial and no technical personnel. Our management has no experience with the domain registration and web hosting business. Furthermore, our officers and directors will not be employed by us as they are involved with other businesses

7.

and have other interests which could give rise to conflicts of interest with respect to the amount of time devoted to our business.

5.	In addition to having no full time management and lack of experience in the domain registration and web hosting business, if we lose Pamela Ray Stinson, our business would be impaired.

     Our success is heavily dependent upon the continued participation of our president, Pamela Ray Stinson. Loss of her services could have a material adverse effect upon our business development. We do not maintain “key person” life insurance on Pamela Ray Stinson’s life. We do not have a written employment agreement with Pamela Ray Stinson. There can be no assurance that we will be able to recruit or retain other qualified personnel, should it be necessary to do so.

6.	Our officers and directors are the principal stockholders and will be able to approve all corporate actions without your consent and will control our Company.

     Our principal stockholders Pamela Ray Stinson, Ramon Robert Acha and Joseph Panganiban currently own approximately 68.5% of our common stock. They will have significant influence over all matters requiring approval by our stockholders, but not requiring the approval of the minority stockholders. In addition, they are directors and will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring stockholder approval by written consent, without a duly-noticed and duly-held meeting of stockholders.

7.	We face competition from other entities providing services similar to ours; accordingly, we may not be able to compete effectively with other selling organizations and with other entities providing services similar to ours.

     We face intense competition in all aspects of the internet business. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. The primary competitive factors determining success in this market are a reputation for reliability and service, effective customer

8.

support, and pricing. Our affiliate sales relationship with Verio will assist us in competing. However, our competition may offer convenience and customer service superior to ours. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material impact upon market acceptance of our services.

8.	Our plan of operation incorporates estimates rather than actual figures. Our plan of operation and the implementation of our plan of operation assume that our estimates are correct, however, the actual results may differ materially and adversely when the actual figures are determined.

     The discussion of our plan of operation is management’s best estimate and analysis of the potential market, opportunities and difficulties that we face. There can be no assurances that the underlying assumptions accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

9.	You will receive no dividends on your investment.

     We have never paid dividends. We do not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our board of directors’ discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents we may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

10.	If we issue future shares, present investors’ per share value will be diluted.

     We are authorized to issue a maximum of 25,000,000 shares of common shares. As of May 25, 2002, there were 1,970,000 shares issued and outstanding. The board of directors’ authority to issue common stock without shareholder consent may dilute the value of your common stock.

11.	Our common stock has no public market.

     There is no established public trading market or market

9.

maker for our securities. There can be no assurance that a market for our common stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our securities you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

12.	Our common stock may never be public traded and you may have no ability to sell the shares.

     We have contacted a market maker to seek a listing on the Over The Counter (“OTC”) Bulletin Board.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers’ (“NASD”) Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers’ securities on the OTC Bulletin Board or any similar medium. We intended to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The NASD Regulators, Inc. will review the market maker’s application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities — a regulated quotation service — that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

     There is no assurance that our securities will be able

10.

to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

13.	If our common stock does not meet blue sky resale requirements, certain shareholders may be unable to resell your securities.

     The common stock, if traded, must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the securities offered and there is no exemption from qualification in certain states, the holders of the securities may be unable to sell them.

14.	Our shareholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws.

     There are state regulations that may adversely affect the transferability of our common stock. We have not registered our common stock for resale under the securities or “blue sky” laws of any state. We may seek qualification or advise shareholder of the availability of an exemption. We are under no obligation to register or qualify our common stock in any state or to advise the selling shareholders of any exemptions.

     Current shareholders, and person who desire to purchase the common stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the securities.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by “blank check” companies or in “blind-pool” offerings, or if such securities represent “cheap stock” previously issued to promoters or others. We are not a “blank check” or “blind pool” company. Our original security holders, because they originally paid $.001 for each share, may be deemed to hold “cheap stock.” These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a)  Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b)  Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

11.

     (c)  Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d)  Not eligible for the “solicitations of interest” exception to securities registration requirements available in many states;

     (e)  Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in “blind pool” offerings or “cheap stock” issued to promoters or others. Specific limitations on such offerings have been adopted in:

Alaska	Nevada	Tennessee
Arkansas	New Mexico	Texas
California	Ohio	Utah
Delaware	Oklahoma	Vermont
Florida	Oregon	Washington
Georgia	Pennsylvania
Idaho	Rhode Island
Indiana	South Carolina
Nebraska	South Dakota

     Any trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

15.	Our common stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk

12.

disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any trading market for our stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

Distribution.

     We deliver our services through our web site. We have the domain names investmentagents.net and Verio is our Internet service provider and web site developer. Except for Verio, we have not and do not intend to formulate any other relationships for the hosting, development or maintenance of a web site.

Competitive Business Conditions.

     We will remain an insignificant player among the firms that engage in referring or selling domain name registration services and web site hosting services. There are many established Internet companies which provide these services, ancillary to their regular services, and there are many established domain name registration companies and web site hosting companies which have significantly greater financial and personal resources and technical expertise than we have. The WARP Program from Verio is available to other entities. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to other selling organizations and those services which directly register domain names and those companies which provide web site hosting services.

     In addition, we will face competition from other

13.

entities providing services similar to ours. We will face intense competition in all aspects of the internet business. The market for the providing of domain registration and web service hosting is extremely competitive and highly fragmented. There are no substantial barriers to entry and we expect that competition will continue to intensify. The primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, and pricing. Our affiliate sales relationship with Verio will assist us in competing. However, our competition may offer convenience and customer service superior to ours. In addition, these companies may have better marketing and distribution channels.

Customer Base.

     We have had limited visitors to our web site and we have not received any revenues from any customers who have paid Verio. If we are not able to establish a customer base in the future, we will not be profitable.

     In order to establish a customer base and to be competitive in providing domain registration services and web hosting services, we will need to implement our marketing strategy to the potential customer who desires to register his domain and have available low cost web site hosting services. Our success depends upon our ability to strategically list our web site with search engines and establish reciprocal click-through agreements with other web sites at an acceptable cost with what we hope to have as our user friendly web site. Although our competition will be “bundling” additional internet, networking and e-commerce services, because they target larger well established businesses, we believe that there are many potential customers who are interested only in domain registration and low cost web site hosting services, or either. Although we believe that our plan of operation is feasible, we cannot assure you that we will be able to properly market our services or that our anticipated niche in domain registration and web site hosting service is viable.

Sources and Availability of Raw Materials.

     We have no raw materials or suppliers.

Intellectual Property.

     We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.

14.

Governmental Regulation Issues.

     We are not affected by federal regulation relating to copyright protection, trademark and trade dress protection, trade secrets and software and internet business method patents promulgated under various federal laws. We are a referral agent and we only collect a selling commission for referring customers who purchase Verio’s domain registration services, web hosting services and e-commerce services. Our method of marketing does not include “spamming” or disseminating “junk email.” Spamming, or the practice of disseminating multiple unsolicited pieces of junk email over the internet, or disseminating mass emails wherein the identify of the distributor cannot be traced or where someone assumes a third party’s identify known as “spoofing,” has become the subject of prohibited practice under some case law and under some state laws and administrative rules and regulations. If we were to undertake such conduct, our activities, in certain jurisdictions, could be stopped through the use of equitable injunctive relief and, in certain jurisdictions, compensatory damages could be awarded against us, including attorney’s fees and punitive damages for common law trespass.

     However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

     Moreover, the interpretation of sales, tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

15.

Research and Development.

     We have not expended any monies during each of the last two fiscal years on research and development activities applicable to our web site. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than these initial web site development, we have not undergone any other research and development activity.

Environmental Law Compliance.

     We do not anticipate any environmental compliance expense.

Employees.

     We currently have one employee, Pamela Ray Stinson, our president and director, who works for our Company part-time without compensation. We have no employment contracts and our employee is not a union member or affected by labor contracts. We have a sales representative, supplied by Verio at their cost and expense to assist customers, at no cost or expense to the Company.

Plan Implementation.

     We are a development stage company with limited operations and limited revenues. We may be unable to satisfy cash requirements without management’s financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management’s financial accommodations will be evidenced by non-interest bearing promissory notes between our company and management. No promissory notes are currently in effect. We have not determined the amount of funds that will be necessary for management to contribute at this time.

     Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through May 21, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our “burn rate,” pay expenses of having us comply with the federal securities laws (and being a public company) and have orally

16.

agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

     Our objective will be to market the web site upon full completion of its development — after we feel it is no longer “under construction.” This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

1.	Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as “domain registration” and “web site hosting,” with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

2.	Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

     The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and internet marketing conditions and practices at the time we complete development of our web site. We may pursue different marketing strategies from the marketing strategies listed above.

17.

     Until such time as we market our web site, if ever, we may not have revenues from our operations. We anticipate that if our web site is properly marketed, we will generate revenues from the sale of domain registration and web hosting sales. There is no assurance that we will be successful in selling our services on our web site. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

     We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

Item 2. Description of Property.

     Our executive offices are located at 6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103-4754 wherein we have space supplied by our registered agent without cost pursuant to an oral agreement, on a month to month basis. The space is approximately 200 square feet total, of which we are supplied with a shared desk and chair area without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

     There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matter to Vote of Security Holders.

     There has been no matters submitted to the Company’s security holders.

Item 5. Market for Common Company Equity and Related Stockholder Matter.

18.

Market Information and Market Price.

     There is no trading market for our common stock at present and there has been no trading market to date. Our common stock is not traded on any exchange. We have contacted a market maker to seek a listing on the OTC Bulletin Board System. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     The OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc., will be phased out in 2003 and there will be a new market established known as the Bulletin Board Exchange. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in the public float and will have certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards. If we do not qualify for listing on the Bulletin Board Exchange, if a market develops, we may still be eligible to be traded, provided we have market makers trading our securities, in the Pink Sheets, LLC so-called “Pink Sheets.”

Other Stock Market Considerations.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and

19.

experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

Shareholders.

     As of May 25, 2002, we had 25 shareholders of record of our common stock.

Common Stock.

Voting Rights.

     Each share of common stock entitles the holder to one

20.

vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. Accordingly, the holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of such directors. The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

     Section 2115 of the California General Corporation law, however, provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its “outstanding voting securities” and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

     Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of our board of directors even if Section 2115 is applicable.

Dividend Policy.

     All shares of common stock are entitled to participate proportionally in dividends if our board of directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. Therefore, there can be no assurance that any dividends on the common stock will be paid in the future.

21.

Miscellaneous Rights and Provisions.

     Holders of common stock have no preemptive or other subscription rights, conversion rights, redemption or sinking fund provisions. In the event of our dissolution, whether voluntary or involuntary, each share of common stock is entitled to share proportionally in any assets available for distribution to holders of our equity after satisfaction of all liabilities and payment of the applicable liquidation preference of any outstanding shares of preferred stock.

     Our articles of incorporation and bylaws do not contain any provision which would delay, defer, or prevent a change in our control.

Transfer Agent.

     Our transfer agent is:

Pacific Stock Transfer Company 500 E. Warm Springs, Suite 240 Las Vegas, Nevada 89119 (702) 361-3033 (702) 433-1979 (fax)

CUSIP Number.

     Our CUSIP number is 46129V 10 0

Shares Eligible for Sale.

     As of the date of this report, all of the issued and outstanding shares of the Company’s Common Stock held by non-affiliates have been registered under Section 5 of the Act and, also, are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

     In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who

22.

is not, and has not been for the preceding three months, an affiliate of the Company.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1)	Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

(2)	When restricted securities are sold, generally there must be a one-year holding period.

(3)	When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

(4)	Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers’ transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a “market maker” as that term is defined in Section 3(a)(38) of the 1934 Act.

(5)	Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6)	There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

Item 6. Management’s Discussion and Analysis or Plan of Operation

23.

Financial Condition.

     We currently have $11,025 in prepaid expenses and an account receivable of $49 which constitutes our total assets.

     We have had revenues of $49 for the year ending February 28, 2002 and no revenues for the year ending February 28, 2001. During the year ending February 28, 2002, we incurred general, selling and administrative expenses of $30,339 as compared to no expenses for the year ended February 28, 2001.

     Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through February 28, 2002 is $31,115. Without the implementation of any marketing plan, our current “burn rate” is less than $80 per month. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws.

     The officers and directors have agreed to fund our “burn rate,” pay all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. The line of credit will expire on August 31, 2002 and repayment for advances will be due on August 31, 2003. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable.

     Although we may need additional financing, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or the obtaining of additional loans or financial accommodations.

     As we are deemed to be a development stage company, we have a net loss and may not be profitable in the future. If we do not achieve any revenue growth sufficient to absorb our planned expenditures, we could experience additional losses in future periods.

     Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales.

24.

We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through April 19, 2002 to Verio in connection with this expense. The officers and directors have agreed to fund our “burn rate,” pay off all offering expenses and expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. As of the date hereof, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

     Our objective will be to market the web site upon full completion of its development — after we feel it is no longer “under construction.” This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

1.	Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as “domain registration” and “web site hosting,” with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

2.	Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on

25.

their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

     The exact nature of our marketing plan will depend on a number of factors, including the availability of funds to implement our marketing plan and internet marketing conditions and practices at the time we complete development of our web site. We may pursue different marketing strategies from the marketing strategies listed above.

     Until such time as we market our web site, if ever, we may not have revenues from our operations. We anticipate that if our web site is properly marketed, we will generate revenues from the sale of domain registration and web hosting sales. There is no assurance that we will be successful in selling our services on our web site. We have no other sources of revenue. As such, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

     We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

Item 7. Financial Statements.

CONTENTS

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS
FINANCIAL STATEMENTS	27
Balance Sheets	2
Statements of Income	3
Statements of Stockholders’ Equity	4
Statements of Cash Flows	5
Notes to Financial Statements	6-9

Independent Auditor’s Report

To the Board of Directors
Investment Agents, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Investment Agents, Inc. (A Development Stage Company) as of February 28, 2002 and 2001 and February 29, 2000 and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the period August 8, 1996 (inception) through February 28, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Agents, Inc. (A Development Stage Company) as of February 28, 2002 and 2001 and February 29, 2000 and the results of its operations and cash flows for the years then ended and the period August 8, 1996 (inception) through February 28, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

May 22, 2002
Henderson, Nevada

INVESTMENT AGENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28,	February 28,	February 29,
	2002	2001	2000

ASSETS
CURRENT ASSETS
Accounts receivable	$49	$0	$0
Prepaid expenses	11,025	13,500	0

Total current assets	$11,074	$13,500	$0

Total assets	$11,074	$13,500	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,290	$0	$0
Officers advances (Note 5)	20,399	$0	$0

Total current liabilities	$28,689	$0	$0

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:
1,970,000 shares at February 29, 2000:	$	$	$1,970
1,970,000 shares at February 28, 2001;		1,970
1,970,000 shares at February 28, 2002	1,970
Additional Paid In Capital (Notes 2 and 5)	13,500	13,500	0
Accumulated deficit during development stage	(33,085)	(1,970)	(1,970)

Total stockholders’ equity	$(17,615)	$13,500	$0

Total liabilities and stockholders’ equity	$11,074	$13,500	$0

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

				August 8, 1996
	Year Ended	Year Ended	Year Ended	(inception) to
	February 28,	February 28,	February 29,	February 28,
	2002	2001	2000	2002

Revenues	$49	$0	$0	$49
Cost of revenue	825	0	0	825

Gross profit	$(776)	$0	$0	$(776)
General, selling and administrative expenses	30,339	0	0	32,309

Operating (loss)	$(31,115)	$0	$0	$(33,085)
Nonoperating income (expense)	0	0	0	0

Net (loss)	$(31,115)	$0	$0	$(33,085)

Net (loss) per share, basic and diluted (Note 2)	$0.01	$0.00	$0.00	$(0.01)

Average number of shares of common stock outstanding	1,970,000	1,970,000	1,970,000	1,970,000

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Sale of 1,970,000 shares, October 17, 1997	1,970,000	$1,970	$0	$0
Net (loss), February 28, 1998				(1,970)

Balance, February 28, 1998	1,970,000	$1,970	$0	$(1,970)
Net income, February 28, 1999				0

Balance, February 28, 1999	1,970,000	$1,970	$0	$(1,970)
Net (loss), February 29, 2000				0

Balance, February 29, 2000	1,970,000	$1,970	$0	$(1,970)
Capital contribution, February, 2001			13,500
Net (loss), February 28, 2001				0

Balance, February 28, 2001	1,970,000	$1,970	$13,500	$(1,970)
Net (loss), February 28, 2002				(31,115)

Balance, February 28, 2002	1,970,000	$1,970	$13,500	$(33,085)

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				August 8, 1996
	Year Ended	Year Ended	Year Ended	(inception) to
	February 28,	February 28,	February 29,	February 28,
	2002	2001	2000	2002

Cash Flows From Operating Activities
Net (loss)	$(31,115)	$0	$0	$(33,085)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
(Increase) in Prepaid expenses	2,475	(13,500)	0	(11,025)
Increase in Accounts payable	8,290	0	0	8,290
Increase in Officer payable	20,350	0	0	20,350

Net cash (used in) operating activities	$0	$(13,500)	$0	$(15,470)

Cash Flows From Investing Activities	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock				1,970
Capital contribution	0	13,500	0	13,500

Net cash provided by financing activities	$0	$13,500	$0	$15,470

Net increase (decrease) in cash and cash equivalents	$0	$0	$0	$0
Cash and cash equivalents, beginning of period	0	0	0	0

Cash and cash equivalents, end of period	$0	$0	$0	$0

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2002 and 2001 and February 29, 2000

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Investment Agents, Inc. (“Company”) was organized August 8, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2002 and 2001 and, February 29, 2000.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Note 2. Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On October 15, 1997, the Company authorized and issued 19,700 shares of its no par value common stock in consideration of $1,970 in cash.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2002 and 2001 and February 29, 2000

Note 2. Stockholders’ Equity (continued)

On November 29, 2000, the State of Nevada approved the Company’s amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On November 29, 1999, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 19,700 to 1,970,000. Prior period information has been restated to reflect the stock split

An officer contributed $13,500 to the Company through a retainer to a legal firm for services to be rendered.

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,970,000 during the years ended February 28, 2002 and 2001 and February 29, 2000, and since inception. As of February 28, 2002 and 2001 and February 29, 2000, and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

There is no provision for income taxes for the period ended February 28, 2002, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of February 28, 2002 is as follows:

Net operating loss carry forward	$33,085
Valuation allowance	$(33,085)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire in 2021 and 2022. These carry forwards may be limited under IRC Section 381.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2002 and 2001 and February 29, 2000

Note 4. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The stockholders, officers, and directors have committed to advancing the operating costs of the company.

Note 5. Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

In April 2001, the Company established a policy that “transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors.”

Note 6. Commitments and Contingencies

On April 19, 2001, the Company entered into a Web Agent Agreement with Verio, Inc. The Company became a referral partner and hosts a web site to direct customers to the web hosting and registration services of Verio. The non-cancelable agreement requires a payment obligation of $75 per month for a period of three years. The minimum future contract payments are:

Year End	Contract
February 28,	Payment

2003	$900
2004	900
2005	75

Total future Obligations	$1,875

On February 1, 2001, the Company retained a legal firm, prepaying $13,500 for services. The funds were contributed as additional paid in capital by an officer of the Company. The legal firm administers the contract with Verio, Inc. The prepayment of $13,500 is being amortized over the life of the Verio contract plus two automatic one-year extensions. As of February 28, 2002 and 2001, the Company had prepaid expenses relating to the Verio contract of $11,025 and $13,500, respectively.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2002 and 2001 and February 29, 2000

Note 7. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes nor any disagreements with the accountants or the accountant’s findings.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Officers, Promoters and Control Persons.

     The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Ages	Position

Pamela Ray Stinson	47	President/Director
Ramon Robert Acha	49	Secretary/Treasurer Director
Joseph H. Panganiban	57	Director

     Pamela Ray Stinson, Ramon Robert Acha and Joseph H. Panganiban will serve as the directors until our next annual shareholder meeting to be held within 120 days after the close of our fiscal year’s or until a successor is elected who accepts the position. Directors are elected for one-year terms.

     Pamela Ray Stinson

     From 1999 to the present, Ms. Stinson was the Business Manager for Family Auto Sales. She is responsible for the managing of daily financial and business functions of a large automotive dealership. From 1994 to 1999, Ms. Stinson was the Business Manager at the University of Redlands. She was responsible for managing the daily business functions of the school.

     Ramon Robert Acha

     From 1995 to the present, Mr. Acha has been the Lease and Fleet Manager of Valley High Honda & Toyota. He is responsible for supervising all leasing and fleet automotive transactions.

     Joseph H. Panganiban

     From 1970 to the present, Mr. Panganiban has had thirty years of experience in the photo developing equipment business. He is currently the vice president for Noritsu America Corp. He has worked in the areas of sales, marketing and management. Currently he is a liaison to mass merchants promoting on-site photo finishing utilizing wholesale photo labs using Noritsu equipment. In 1999 Kodak Processing Labs named him as their 1998 Vendor of the Year for representing Noritsu America Corp. with

Distinction and Excellence. He was the first recipient to receive this award.

     The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person. Section 16(a) Beneficial Ownership Reporting Compliance.

     The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Item 10. Executive Compensation.

     No executive compensation has been paid since our inception. We have paid no compensation or consulting fees to any of our officers or directors and we are not a party to any employment agreements. We have made no advances and no advances are contemplated to be made by us to any of our officers or directors. We have no retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors and we do not contemplate implementing any such plans. Although each of the officers are technically employees, except for Pamela Ray Stinson, none of the officers spent more than two hours per month developing our business. No value has been assigned to any of the services performed by our officers (employees) and no compensation will be awarded to, earned by, or paid to these officers. Pamela Ray Stinson is now the only officer who serves as an employee and is the only person who provides services to us in connection with the implementation of our plan of operation. We do contemplate, however, that any officer and director will be entitled to reimbursement for out of pocket expenditures for activities on our behalf. There are no transactions between us and any third party wherein the purpose of the transaction is to furnish compensation to any of our officers and directors. We do not anticipate any compensation to be paid to any officer and director for the fiscal year ended February 28, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Pamela Ray Stinson	550,000 Direct	27.92
	17930 Main Street Hesperia, CA 92345
Common	Ramon Robert Acha	450,000 Direct	22.84
	17930 Main Street Hesperia, CA 92345
Common	Joseph H. Panganiban	350,000 Direct	17.77
	6994 27th Street Riverside, CA 92509
	All Officers and Directors as a Group (3 Individuals)	1,350,000 Direct	68.53

     The total of the Company’s outstanding Common Shares are held by 25 persons.

Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Pamela Ray Stinson	550,000 Direct	27.92
	17930 Main Street Hesperia, CA 92345
Common	Ramon Robert Acha	450,000 Direct	22.84
	17930 Main Street Hesperia, CA 92345
Common	Joseph H. Panganiban	350,000 Direct	17.77
	6994 27th Street Riverside, CA 92509
	All Officers and Directors as a Group (3 Individuals)	1,350,000 Direct	68.53

Change in Control.

     There are currently no arrangements which would result in a change in our control.

Item 12. Certain Relationships and Related Transactions.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

     Pamela Ray Stinson has orally agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All such funding will be in the form of a demand loan. All advances are interest-free.

     In addition to Pamela Ray Stinson, each of the other officers and directors also agreed to pay the expenses of having us comply with the federal securities laws. These costs and expenses include, but are not limited to, legal costs and accounting costs incident to the filing of required documents and shareholder communications.

     In addition, each of the officers and directors orally agreed to fund our “burn rate,” and have orally agreed to extend, if required, a “line of credit” in the aggregate amount of $10,000, without interest, to implement our marketing plan.

     Any transactions between the Company and its officers, directors or five (5%) percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors.

Item 13. Exhibits and Reports on Form 8-K.

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

     23.1 Consent of Kyle L. Tingle, CPA.

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2002	INVESTMENT AGENTS, INC.

	By:	/s/ Pamela Ray Stinson

Pamela Ray Stinson President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 28, 2002	By:	/s/ Pamela Ray Stinson

Pamela Ray Stinson Director

Date: May 28, 2002	By:	/s/ Raymond Ramon Acha

Raymond Ramon Acha Chief Financial Officer, Treasurer and Director

Date: May 28, 2002	By:	/s/ Joseph H. Panganiban

Joseph H. Panganiban Director