Form 10QSB
period 2002-05-31
INVESTMENT AGENTS INC
filed 2002-07-17
CIK 1140827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM ________ TO ________.

COMMISSION FILE NUMBER 333-61286

INVESTMENT AGENTS, INC.

(Name of Small Business Issuer in its charter)

Nevada	88-0467944

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103-4754

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 248-1047

N/A

(Former name, former address and former fiscal
year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     At July 15, 2002, there were outstanding 1,970,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

INVESTMENT AGENTS, INC.
(A Development Stage Company)

Independent Auditor’s Report

To the Board of Directors
Investment Agents, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Investment Agents, Inc. (A Development Stage Company) as of May 31, 2002, and February 28, 2002 and the related statements of income, stockholders’ (deficit), and cash flows for the three months ended May 31, 2002, the year ended February 28, 2002 and the period August 8, 1996 (inception) through May 31, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Agents, Inc. (A Development Stage Company) as of May 31, 2002 and February 28, 2002 and the results of its operations and cash flows for the three months ended May 31, 2002, the year ended February 28, 2002 and the period August 8, 1996 (inception) through May 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited operations and has not established any source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

July 14, 2002
Henderson, Nevada

INVESTMENT AGENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	February 28,
	2002	2002

ASSETS
CURRENT ASSETS
Accounts receivable	$49	$49
Prepaid expenses	10,350	11,025

Total current assets	$10,399	$11,074

Total assets	$10,399	$11,074

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,990	$8,290
Officer advances (Note 5)	28,689	20,399

Total current liabilities	$30,679	$28,689

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:
1,970,000 shares at February 28, 2002;	$	$1,970
1,970,000 shares at May 31, 2002	1,970
Additional Paid In Capital (Notes 2 and 5)	13,500	13,500
Accumulated deficit during development stage	(35,750)	(33,085)

Total stockholders’ (deficit)	$(20,280)	$(17,615)

Total liabilities and stockholders’ (deficit)	$10,399	$11,074

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

	Three months ended		Years ended		Aug. 8, 1996
					(inception) to
	May 31,	May 31,	February 28,	February 28,	May 31,
	2002	2001	2002	2001	2002

		(unaudited)
Revenues	$0	$0	$49	$0	$49
Cost of revenue	225	150	825	0	1,050

Gross profit	$(225)	$(150)	$(776)	$0	$(1,001)
General, selling and administrative expenses	2,440	3,189	30,339	0	34,749

Operating (loss)	$(2,665)	$(3,339)	$(31,115)	$0	$(35,750)
Nonoperating income (expense)
Interest income	0	0	0	0	0

Net (loss)	$(2,665)	$(3,339)	$(31,115)	$0	$(35,750)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.021)	$0.00	$(0.02)

Average number of shares of common stock outstanding	1,970,000	1,970,000	1,970,000	1,970,000	1,970,000

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Sale of 1,970,000 shares, October 17, 1997	1,970,000	$1,970	$0	$0
Net (loss), February 28, 1998				(1,970)

Balance, February 28, 1998	1,970,000	$1,970	$0	$(1,970)
Net income, February 28, 1999				0

Balance, February 28, 1999	1,970,000	$1,970	$0	$(1,970)
Net (loss), February 29, 2000				0

Balance, February 29, 2000	1,970,000	$1,970	$0	$(1,970)
Capital contribution, February, 2001			13,500
Net (loss), February 28, 2001				0

Balance, February 28, 2001	1,970,000	$1,970	$13,500	$(1,970)
Net (loss), February 28, 2002				(31,115)

Balance, February 28, 2002	1,970,000	$1,970	$13,500	$(33,085)
Net (loss), May 31, 2002				(2,665)

Balance, May 31, 2001	1,970,000	$1,970	$13,500	$(35,750)

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three months ended			Years ended		Aug. 8, 1996
						(inception) to
	May 31,		May 31,	February 28,	February 28,	May 31,
	2002		2001	2002	2001	2002

Cash Flows From Operating Activities
Net (loss)		$(2,665)	$(3,339)	$(31,115)	$0	$(35,750)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Changes in assets and liabilities
(Increase) in Accounts receivable		0	0	(49)	0	(49)
(Increase) decrease in Prepaid expense		675	450	2,475	(13,500)	(10,350)
Increase (decrease) in Accounts payable		(6,300)	0	8,290	0	1,990
Increase in Officer payable		8,290	2,889	20,399	0	28,689

Net cash (used in) operating activities		$0	$0	$0	$(13,500)	$(15,470)

Cash Flows From Investing Activities		$0	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$		$	$	$0	$1,970
Capital contribution		0	0	0	13,500	13,500

Net cash (used in) financing activities	$		$0	$0	$13,500	$15,470

Net increase (decrease) in cash		$0	$0	$0	$0	$0
Cash, beginning of period		0	0	0	0	$0

Cash, end of period		$0	$0	$0	$0	$0

See Accompanying Notes to Financial Statements.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2002 and February 28, 2002

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Investment Agents, Inc. (“Company”) was organized August 8, 1996 under the laws of the State of Nevada. The Company currently has limited operations through an agreement with Verio, Inc. The Company acts as a referral source for domain registration and web hosting provided by Verio. Due to the limited nature of the operations, and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 28, 2002, February 28, 2002, and February 28, 2001.

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
May 31, 2002 and February 28, 2002

Note 2. Stockholders’ Equity (continued)

On November 29, 2000, the State of Nevada approved the Company’s amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On November 29, 2000, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 19,700 to 1,970,000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,970,000 during the three months ended May 31, 2002, the year ended February 28, 2002, and since inception. As of May 31, 2002, February 28, 2002, and since inception, the Company had no dilutive potential common shares.

Note 3. Income Taxes

There is no provision for income taxes for the period ended May 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of May 31, 2002 is as follows:

Net operating loss carry forward	$35,750
Valuation allowance	$(35,750)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire in 2018 and 2019. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2002 and February 28, 2002

Note 4. Related Party Transactions

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

Note 5. Contracts and Obligations

On April 19, 2001, the Company entered into a Web Agent Agreement with Verio, Inc. The Company is a referral partner and hosts a web site to direct customers to the web hosting and registration services of Verio. The non-cancelable agreement requires a payment obligation of $75 per month for a period of two years. The contract allows for three one-year extensions by notifying Verio, Inc. in writing not more than 180 and not less than 90 days from the expiration of the current contract. The Company intends to exercise these extensions. The minimum future contract payments are:

Year End	Contract
February 28,	Payment

2003	675
2004	900
2005	900
2006	900
2007	75

Total future Obligations	$3,450

On February 1, 2001, the Company retained a legal firm, prepaying $13,500 for services related to this contract. Services are to be provided for the three-year term and two one-year renewal periods. Services include paying the monthly fees to Verio, Inc. and reviewing the performance of the Company website. The fee is non-refundable and no additional fees will be required in the normal course of business for these services. If these costs were for a one-time performance or start-up of services for the new products provided by the Company, they would be currently expensed as required by Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities.” Due to the continuing nature of the performance required by the contract, this fee not considered a start-up cost and is amortized over the life of the contract, with extensions.

INVESTMENT AGENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2002 and February 28, 2002

Note 6. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7. Officers’ Advances

The Company has incurred costs in connection with the implementation of its business plan and in connection with the Company complying with federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

Note 8. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the Company.

Item II.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation.

     We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.’s (“Verio”) domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management’s financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management’s financial accommodations will be evidenced by non-interest bearing promissory notes between management and us. No promissory notes are currently in effect.

     Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through April 18, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our “burn rate,” pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a “line of credit” in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

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

     We have not expended any monies during each of the last two fiscal years and during this current quarter on research and development activities applicable to our website. All development activities to date have been provided to us by Verio at no cost or expense. Accordingly, none of the research and development costs will be borne directly by our customers. Other than these initial web site development, we have not undergone any other research and development activity. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

Analysis of Financial Condition.

     We currently have no cash, an account receivable of $49 and $10,399 in prepaid expenses which constitutes our total assets. We have no other liquid current assets. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through May 31, 2002 is $35,750.

     During the three months ending May 31, 2002, we incurred expenses of $2,440 as compared to the three months ended May 31, 2001 of $3,189 or a decrease of $749.

     Without the implementation of any marketing plan, our current “burn rate” is less than $80 per month. Upon implementation of our marketing plan, we expect that our “burn rate” will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complimentary web site and for the expenses of having us comply with the federal securities laws.

Qualitative and Quantitative Disclosures About Market Risk.

     We have neither considered nor conducted any research concerning qualitative and quantitative market risk.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in the Rights of the Company’s Security Holders

     None

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

Board Meeting.

     Our board of directors held one meeting during the current quarter, which was a special meeting by written consent.

     We have no independent directors. We do intend to secure independent directors; however, until such time as we are financially able to attract independent directors and are able to meet the cost of insuring each director, we will not, in all likelihood, be able to have a board containing independent directors. We do believe that prior to the close of fiscal year 2003, we will have retained at least one independent director.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish any audit committee until such time as we reach the qualitative standards for the Bulletin Board Exchange, which will be phased in in 2003 and will replace the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc. which will be phased out in 2003. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in public float and will have other certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards.

     We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. We will adopt an audit committee charter when we establish the audit committee. At such time as the we establish an audit committee, our additional disclosures with the our auditors and management may promote investor confidence in the integrity of our financial reporting process.

     Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

     Our board of directors, consistent with our intent to enhance the reliability and credibility of the financial statements, has submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report. An audit was completed for the period then ended.

     Our auditor is subject to peer review consistent with the American Institute of Certified Public Accountants (AICPA) procedures.

Item 6 — Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

23.1	Consent of Kyle L. Tingle, CPA.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 16, 2002	INVESTMENT AGENTS, INC.

	By:	/S/ Pamela Ray Stinson

Pamela Ray Stinson President

By:	/s/ Raymond Ramon Acha

Raymond Ramon Acha Chief Financial Officer, Treasurer and Director

By:	/s/ Joseph H. Panganiban

Joseph H. Panganiban Director