Form 10QSB
period 2002-08-31
INVESTMENT AGENTS INC
filed 2002-10-04
CIK 1140827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002.

                                       OR

/ /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 333-61286


                             INVESTMENT AGENTS, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its charter)


               Nevada                                         88-0467944
   _______________________________                        ___________________
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


   6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                                         89103-4754
________________________________________                           __________
(Address of principal executive offices)                           (Zip code)


                                 (702) 248-1047
                           _________________________
                           Issuer's telephone number

                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At August 31, 2002, there were outstanding 1,970,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS


                             INVESTMENT AGENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 AUGUST 31, 2002
                                FEBRUARY 28, 2002

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     F-1
________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Income                                                      F-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                           F-6-8
________________________________________________________________________________

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Investment Agents, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheet of Investment Agents, Inc. (A Development Stage Company) as of August 31, 2002 and February 28, 2002 and the related statements of income, stockholders' (deficit), and cash flows for the three months ended August 31, 2002, the six months ended August 31, 2002, the year ended February 28, 2002 and the period August 8, 1996 (inception) through August 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Agents, Inc. (A Development Stage Company) as of August 31, 2002 and February 28, 2002 and the results of its operations and cash flows for the three months ended August 31, 2002, the six months ended August 31, 2002, the year ended February 28, 2002 and the period August 8, 1996 (inception) through August 31, 2002, in conformity with generally accepted accounting principles..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has limited operations and has not established any source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kyle L. Tingle, CPA, LLC


September 18, 2002
Henderson, Nevada


                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                     August 31,    February 28,
                                                        2002          2002
                                                     __________    ____________

                                     ASSETS

 CURRENT ASSETS
      Accounts receivable                             $     49     $     49
      Prepaid expenses                                   9,975       11,025
                                                      ________     ________

             Total current assets                     $  9,724     $ 11,074
                                                      ________     ________

                    Total assets                      $  9,724     $ 11,074
                                                      ========     ========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

 CURRENT LIABILITIES
      Accounts payable                                $  1,716     $  8,290
      Officers advances (Note 5)                        30,764       20,399
                                                      ________     ________

             Total current liabilities                $ 32,480     $ 28,689
                                                      ________     ________


 STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock: $.001 par value;
         authorized 25,000,000 shares;
         issued and outstanding:
         1,970,000 shares at February 28, 2002:       $            $  1,970
         1,970,000 shares at August 31, 2002             1,970
      Additional Paid In Capital (Notes 2 and 5)        13,500       13,500
      Accumulated deficit during development stage     (38,226)     (33,085)
                                                      ________     ________

             Total stockholders' (deficit)            $(22,756)    $(17,615)
                                                      ________     ________

                    Total liabilities and
                    stockholders' (deficit)           $  9,724     $ 11,074
                                                      ========     ========


See Accompanying Notes to Financial Statements.



                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                            Three months ended                   Six Months ended
                                        ___________________________        ___________________________
                                        August 31,       August 31,        August 31,        August 31,
                                              2002             2001             2002              2001
                                        __________       __________        _________         _________

Revenues                                $        0       $        0        $       0         $       0

Cost of revenue                                225              225              450               375
                                        __________       __________        _________         _________

   Gross profit                         $     (225)      $     (225)       $    (450)        $    (375)
General, selling and
   administrative expenses                   2,251            1,456            4,691             4,645
                                        __________       __________        _________         _________

   Operating (loss)                     $   (2,476)      $   (1,681)       $  (5,141)        $  (5,020)

Nonoperating income (expense)
   Interest income                               0                0                0                 0
                                        __________       __________        _________         _________

   Net (loss)                           $   (2,476)      $   (1,681)       $  (5,141)        $  (5,020)
                                        ==========       ==========        =========         =========


   Net (loss) per share, basic
   and diluted (Note 2)                 $    (0.00)      $    (0.00)       $   (0.00)        $   (0.00)
                                        ==========       ==========        =========         =========

   Average number of shares
   of common stock outstanding           1,970,000        1,970,000        1,970,000         1,970,000
                                        ==========       ==========        =========         =========


See Accompanying Notes to Financial Statements.




                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                  Years ended                  Aug. 8, 1996
                                        _______________________________       (inception) to
                                        February 28,       February 28,         August 31,
                                               2002               2001             2002
                                        __________         __________         ______________

Revenues                                 $     49           $     0             $     49

Cost of revenue                               825                 0                1,275
                                         ________           _______             ________

   Gross profit                          $   (776)          $     0             $ (1,226)
General, selling and
   administrative expenses                 30,339                 0               37,000
                                         ________           _______             ________

   Operating (loss)                      $(31,115)          $     0             $(38,226)

Nonoperating income (expense)
   Interest income                              0                 0                    0
                                         ________           _______             ________

   Net (loss)                            $(31,115)          $     0             $(38,226)
                                         ========           =======             ========


   Net (loss) per share, basic
   and diluted (Note 2)                  $  (0.02)          $  0.00             $  (0.02)
                                         ========           =======             ========

   Average number of shares
   of common stock outstanding          1,970,000         1,970,000            1,970,000
                                        =========         =========            =========


See Accompanying Notes to Financial Statements.



                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Accumulated
                                                                                       (Deficit)
                                                 Common Stock          Additional       During
                                            ______________________      Paid-In       Development
                                             Shares        Amount       Capital          Stage
                                            _________     ________     __________     ___________

Sale of 1,970,000 shares, October 17, 1997  1,970,000     $  1,970      $      0       $       0

Net (loss), February 28, 1998                                                             (1,970)
                                            _________     ________      ________       _________

Balance, February 28, 1998                  1,970,000     $  1,970      $      0       $  (1,970)

Net income, February 28, 1999                                                                  0
                                            _________     ________      ________       _________

Balance, February 28, 1999                  1,970,000     $  1,970      $      0       $  (1,970)

Net (loss), February 29, 2000                                                                  0
                                            _________     ________      ________       _________

Balance, February 29, 2000                  1,970,000     $  1,970      $      0       $  (1,970)

Capital contribution, February, 2001                                      13,500

Net (loss), February 28, 2001                                                                  0
                                            _________     ________      ________       _________

Balance, February 28, 2001                  1,970,000     $  1,970      $ 13,500       $  (1,970)

Net (loss), February 28, 2002                                                            (31,115)
                                            _________     ________      ________       _________

Balance, February 28, 2002                  1,970,000     $  1,970      $ 13,500       $ (33,085)

Net (loss), August 31, 2002                                                               (5,141)
                                            _________     ________      ________       _________

Balance, August 31, 2001                    1,970,000     $  1,970      $ 13,500       $ (38,226)
                                            =========     ========      ========       =========


See Accompanying Notes to Financial Statements.




                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                            Three months ended                   Six months ended
                                        ___________________________        ___________________________
                                        August 31,       August 31,        August 31,        August 31,
                                              2002             2001             2002              2001
                                        __________       __________        _________         _________

Cash Flows From
Operating Activities
    Net (loss)                           $ (2,476)        $ (1,681)        $ (5,141)         $ (5,020)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and
        liabilities
    (Increase) in Accounts receivable           0                0                0                 0
    (Increase) decrease in
       prepaid expenses                       675              675            1,350             1,125
    Increase (decrease) in accounts
      payable                                (274)               0           (6,574)                0
    Increase in officer payable             2,075            1,006           10,365             3,895
                                         ________         ________         ________          ________

         Net cash (used in)
            operating activities         $      0         $      0         $      0          $      0
                                         ________         ________         ________          ________

Cash Flows From
    Investing Activities                 $      0         $      0         $      0          $      0
                                         ________         ________         ________          ________

Cash Flows From
    Financing Activities
    Issuance of common stock             $                $                $                 $      0
    Capital contribution                        0                0                0                 0
                                         ________         ________         ________          ________

         Net cash (used in)
            financing activities         $      0         $      0         $      0          $      0
                                         ________         ________         ________          ________

         Net increase (decrease)
            in cash                      $      0         $      0         $      0          $      0

Cash, beginning of period                       0                0                0                 0
                                         ________         ________         ________          ________

Cash, end of period                      $      0         $      0         $      0          $      0
                                         ========         ========         ========          ========


See Accompanying Notes to Financial Statements.




                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                  Years ended                  Aug. 8, 1996
                                        _______________________________       (inception) to
                                        February 28,       February 28,         August 31,
                                               2002               2001             2002
                                        __________       __________           ______________

Cash Flows From
Operating Activities
    Net (loss)                           $(31,115)        $      0              $(35,750)
    Adjustments to reconcile
       net (loss) to cash (used in)
       operating activities:
    Changes in assets and
        liabilities
    (Increase) in Accounts receivable         (49)               0                   (49)
    (Increase) decrease in
       prepaid expenses                     2,475          (13,500)              (10,350)
    Increase (decrease) in accounts
      payable                               8,290                0                 1,990
    Increase in officer payable            20,399                0                28,689
                                         ________         ________              ________

         Net cash (used in)
            operating activities         $      0         $(13,500)             $(15,470)
                                         ________         ________              ________

Cash Flows From
    Investing Activities                 $      0         $      0              $      0
                                         ________         ________              ________

Cash Flows From
    Financing Activities
    Issuance of common stock             $                $      0              $  1,970
    Capital contribution                        0           13,500                13,500
                                         ________         ________              ________

         Net cash (used in)
            financing activities         $      0         $ 13,500              $ 15,470
                                         ________         ________              ________

         Net increase (decrease)
            in cash                      $      0         $      0              $      0

Cash, beginning of period                       0                0                     0
                                         ________         ________              ________

Cash, end of period                      $      0         $      0              $      0
                                         ========         ========              ========


See Accompanying Notes to Financial Statements.


                            INVESTMENT AGENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      August 31, 2002 and February 28, 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Investment Agents, Inc. ("Company") was organized August 8, 1996 under the laws of the State of Nevada. The Company currently has limited operations through an agreement with Verio, Inc. The Company acts as a referral source for domain registration and web hosting provided by Verio. Due to the limited nature of the operations, and, in accordance with Statement of Financial Accounting Standard
(SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2002, February 28, 2002, and February 28, 2001.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On October 15, 1997, the Company authorized and issued 19,700 shares of its no par value common stock in consideration of $1,970 in cash.

                             INVESTMENT AGENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      August 31, 2002 and February 28, 2002


NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

On November 29, 2000, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On November 29, 2000, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 19,700 to 1,970,000. Prior period information has been restated to reflect the stock split

An officer contributed $13,500 to the Company through a retainer to a legal firm for services to be rendered.

The Company has not authorized any preferred stock.


Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,970,000 during the six months ended August 31, 2002, the year ended February 28, 2002, and since inception. As of August 31, 2002, February 28, 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended August 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of August 31, 2002 is as follows:

                  Net operating loss carry forward            $ 38,226
                  Valuation allowance                         $(38,226)
                                                              ________

                  Net deferred tax asset                      $      0

The net federal operating loss carry forward will expire in 2018 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             INVESTMENT AGENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      August 31, 2002 and February 28, 2002


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

In April 2001, the Company established a policy that "transactions between the Company and its officers, directors or five percent shareholders, and their respective affiliates, will be on terms no less favorable than those terms which could be obtained from unaffiliated third parties and said transactions will be approved by a majority of the independent and disinterested directors."


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

     Year End           Contract
     February 28,       Payment
     ____________       ________

       2003               450
       2004               900
       2005               900
       2006               900
       2007                75
                       ______
Total future
Obligations            $3,225
                       ======


On February 1, 2001, the Company retained a legal firm, prepaying $13,500 for services related to this contract. Services are to be provided for the three-year term and two one-year renewal periods. Services include paying the monthly fees to Verio, Inc. and reviewing the performance of the Company website. The fee is non-refundable and no additional fees will be required in the normal course of business for these services. If these costs were for a one-time performance or start-up of services for the new products provided by the Company, they would be currently expensed as required by Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities. Due to the continuing nature of the performance required by the contract, this fee not considered a start-up cost and is amortized over the life of the contract, with extensions

                             INVESTMENT AGENTS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      August 31, 2002 and February 28, 2002



NOTE 6.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.


NOTE 7. OFFICERS' ADVANCES

The Company has incurred costs in connection with the implementation of its business plan and in connection with the Company complying with federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

NOTE 8. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the stockholders, officers, and directors have committed to advancing the operating costs of the Company.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.

                  We are a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We may be unable to satisfy cash requirements without management's financial support. We anticipate that we will meet our cash requirements for the foreseeable future through the financial support of our management. Management's financial accommodations will be evidenced by non-interest bearing promissory notes between management and us. No promissory notes are currently in effect.

                  Over the next twelve months, we plan to market our web site and we will do domain registration and web hosting sales. We will require additional funds to market our web site. Our cost of maintaining the web site, without any marketing costs and expense, should not exceed the sum of $80.00 per month. We are obligated through April 18, 2003 to Verio in connection with this expense. The officers and directors have agreed to fund our "burn rate," pay expenses of having us comply with the federal securities laws (and being a public company) and have orally agreed to extend, if required, a "line of credit" in the amount of $10,000, without interest, to implement our marketing plan. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complementary web site and for the expenses of having us comply with the federal securities laws. The line of credit will expire on August 31, 2002. Today, no funds have been drawn down on the line of credit. These agreements may not be enforceable. There is no assurance that we will be able to obtain financing for our business development. If adequate funds are not available to us, we believe that our business development will be adversely affected.

                  Our objective will be to market the web site upon full completion of its development - after we feel it is no longer "under construction." This marketing strategy is subject to our having sufficient funding to carry out our plan which will include the following elements:

                  1. Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as "domain registration" and "web site hosting," with major search engines. We believe that many of the people looking for information concerning domain registration and web site hosting will enter those keywords with major search engines in order to find relevant web sites. Our objective will be to ensure that our site is frequently cited by major search engines when these keywords are searched; and

                  2. Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

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

Analysis of Financial Condition.

                  We currently have no cash, an account receivable of $49 and $9,675 in prepaid expenses which constitutes our total assets. We have no other liquid current assets. Our web site has been accessed by visitors and we may have sales pending. Our loss from inception through August 31, 2002 is $38,226.

                  During the six months ending August 31, 2002, we incurred expenses of $2,476 as compared to the six months ended August 31, 2001 of $1,681 or an increase of $795.

                  Without the implementation of any marketing plan, our current "burn rate" is less than $80 per month. Upon implementation of our marketing plan, we expect that our "burn rate" will increase to approximately $800 per month. Not to exceed $500 per month will be expended for maintaining our web site and for the strategic listing of our web site with major search engines. The balance of approximately $300 will be utilized in connection with establishing reciprocal click-through agreements with complimentary web site and for the expenses of having us comply with the federal securities laws.

Qualitative and Quantitative Disclosures About Market Risk.

                  We have neither considered nor conducted any research concerning qualitative and quantitative market risk.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
                  Security Holders .........................................None

Item 3 -.Defaults by the Company on its
                  Senior Securities ........................................None

Item 4 -          Submission of Matter to Vote of Security
                  Holders ..................................................None

Item 5 -          Other Information

Board Meeting.

                  Our board of directors held one meeting during the current quarter, which was a special meeting by written consent.

Independent Directors.

                  We have no independent directors. We do intend to secure independent directors; however, until such time as we are financially able to attract independent directors and we are able to meet the cost of insuring each director, we will not, in all likelihood, be able to have a board containing independent directors.

                  Subject to us attracting independent directors and providing insurance for each director, so long as we have an outstanding class of securities registered under the Securities Exchange Act of 1934, as amended, and the outstanding securities are held of record by 100 or more persons of record, after the annual meeting in 2003, we contemplate having not less than one independent director and after the annual meeting in 2004, we contemplate having a majority of independent directors.

Audit Committee and Other Committees.

                  As of August 31, 2002, our board of directors had not established an audit committee. We had not intended, in all likelihood, to establish any independent audit committee until such time as we had reached the qualitative standards for the Bulletin Board Exchange, which will be phased in during calendar year 2003 and will replace the OTC Bulletin Board, which is operated by the NASDAQ Stock Market, Inc. which will be phased out in 2003. The Bulletin Board Exchange will be a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements. The system has been designed to provide market participants and customers with increased speed and reliability to transactions, as well as to improve the overall transparency of the market place. In general, the Bulletin Board Exchange will have minimum requirements of 100 round-lot shareholders and 200,000 shares in public float and will have other certain minimum corporate governance standards to those presently existing for the NASDAQ National Market and small cap markets, with an adjustment to certain of the requirements cognizant of the difficulty that small companies, such as ours, may have in meeting those governance standards.

                  Our new bylaws, adopted on October 1, 2002, provides that we have an independent audit committee, a majority of which members cannot be comprised of non independent directors so long as we have a class of securities registered under the Securities Exchange Act of 1934. As of the date hereof, we have not implemented this bylaw requirement.

                  We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. The audit committee will adopt its own charter.

                  Until such time as an audit committee has been established, the board of directors will continue to undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the
(i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.

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

                  In addition, we do not have any compensation or executive or similar committees.

Bylaws.

                  Our board of directors has adopted bylaws that establish independent directors, an audit committee, and provisions which mandate an annual meeting, provide for proxy solicitation with minimum quorum requirements of at least 33% of the outstanding shares and other corporate governance standards consistent with those imposed by current BBX qualitative standards.

                  At the time of adoption of the amended bylaws, we had 3 directors. The new bylaws provide for not less than 5 nor more than 15 directors, with classes and designated terms. As of the date hereof, we currently have two vacancies on the board of directors.


ITEM 6 -.EXHIBITS AND REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                   3.2     Bylaws

                  23.1     Consent of Kyle L. Tingle, CPA.


                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 3, 2002         INVESTMENT AGENTS, INC.


                               By: /s/ PAMELA RAY STINSON
                                   ______________________
                                   Pamela Ray Stinson
                                   President




                               By: /s/ RAYMOND ROBERT ACHA
                                   _______________________
                                   Raymond Robert Acha
                                   Chief Financial Officer,
                                   Secretary, Treasurer and
                                   Director



                               By: /s/ JOSEPH H. PANGANIBAN
                                   ________________________
                                   Joseph H. Panganiban
                                   Director

                                 CERTIFICATIONS


I, Pamela Ray Stinson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Investment Agents, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



October 3, 2002                                 By: /s/ PAMELA RAY STINSON
                                                    ______________________
                                                    Pamela Ray Stinson
                                                    President

I, Raymond Robert Acha, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Investment Agents, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 3, 2002                    By: /s/ RAYMOND ROBERT ACHA
                                   ___________________________
                                   Raymond Robert Acha
                                   Chief Financial Officer,
                                   Secretary, Treasurer and
                                   Director