Form 10QSB
period 2002-11-30
INVESTMENT AGENTS INC
filed 2003-01-23
CIK 1140827

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 333-61286


                              INVESTMENT AGENTS, INC.
                 (Name of Small Business Issuer in its charter)

          Nevada                                            88-0467944
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

#13F., NO. 77, Hsin Tai Wu Road, Sec. 1
His-Chih, Taipei County, Taiwan, ROC                        89103-4754
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number: (011) 886-2-2698-8588

                                       N/A
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer Sections classes of common equity, as of the latest practicable date:

      At November 30, 2002, there were outstanding 1,970,000 shares of the Registrant's Common Stock, $.001 par value. At January 22, 2002, there were outstanding 24,500,000 shares of the Registrant's Common Stock, $.001 par value

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I


                              FINANCIAL INFORMATION



ITEM I.  FINANCIAL STATEMENTS

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)




                                FINANCIAL REPORTS



                                NOVEMBER 30, 2002
                                FEBRUARY 28, 2002

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)





                                    CONTENTS




      INDEPENDENT AUDITOR'S REPORT
      ON THE FINANCIAL STATEMENTS                                              1

      FINANCIAL STATEMENTS

        Balance Sheets                                                         2

        Statements of Income                                                 3-4

        Statements of Stockholders' Equity                                     5

        Statements of Cash Flows                                             6-7

        Notes to Financial Statements                                       8-11

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Investment Agents, Inc.
Las Vegas, Nevada



I have audited the accompanying balance sheet of Investment Agents, Inc. (A Development Stage Company) as of November 30, 2002, and February 28, 2002 and the related statements of income, stockholders' (deficit), and cash flows for the three months ended November 30, 2002, the nine months ended November 30, 2002, the year ended February 28, 2002 and the period August 8, 1996 (inception) through November 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Agents, Inc. (A Development Stage Company) as of November 30, 2002 and February 28, 2002 and the results of its operations and cash flows for the three months ended November 30, 2002, the nine months ended November 30, 2002, the year ended February 28, 2002 and the period August 8, 1996 (inception) through November 30, 2002, in conformity with generally accepted accounting principles.

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



Kyle L. Tingle, CPA, LLC


January 22, 2003
Henderson, Nevada

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                    November 30,   February 28,
                                                            2002           2002
                                                        --------       --------

                                     ASSETS

CURRENT ASSETS
      Accounts receivable                               $     49       $     49
      Prepaid expenses                                     9,000         11,025
                                                        --------       --------

               Total current assets                     $  9,049       $ 11,074
                                                        --------       --------

      Total assets                                      $  9,049       $ 11,074
                                                        ========       ========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                  $    319       $  8,290
      Officer advances (Note 5)                           33,745         20,399
                                                        --------       --------

               Total current liabilities                $ 34,064              $
                                                        --------       --------
                                                                         28,689


STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock: $.001 par value;
            authorized 25,000,000 shares;
            issued and outstanding:
            1,970,000 shares at February 28, 2002;      $              $  1,970
1,970,000 shares at November 30, 2002                      1,970
      Additional Paid In Capital (Notes 2 and 5)          13,500         13,500
      Accumulated deficit during development stage       (40,485
                                                        --------       --------
                                                                        (33,085)

               Total stockholders' (deficit)            $(25,015)      $(17,615)
                                                        --------       --------


      Total liabilities and
      stockholders' (deficit)                           $  9,049       $ 11,074
                                                        ========       ========


See Accompanying Notes to Financial Statements.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME


                                         Three months ended                   Nine months ended
                                    November 30,      November 30,      November 30,      November 30,
                                            2002              2001              2002              2001
                                    ------------      ------------      ------------      ------------
Revenues                             $         0       $        49       $         0       $        49

Cost of revenue                              225               225               675               600
                                     -----------       -----------       -----------       -----------

         Gross profit                $      (225)      $      (176)      $      (450)      $      (551)

General, selling and
 administrative expenses                   2,034             8,749             6,725            13,344
                                     -----------       -----------       -----------       -----------
         Operating (loss)            $    (2,259)      $    (8,925)      $    (7,400)      $   (13,945)

Nonoperating income (expense)
   Interest income                             0                 0                 0                 0
                                     -----------       -----------       -----------       -----------

   Net (loss)                        $    (2,259)      $    (8,925)      $    (7,400)      $   (13,945)
                                     ===========       ===========       ===========       ===========

   Net (loss) per share, basic
    and diluted (Note 2)             $     (0.00)      $     (0.00)      $     (0.00)      $     (0.01)
                                     ===========       ===========       ===========       ===========

   Average number of shares
    of common stock outstanding        1,970,000         1,970,000         1,970,000         1,970,000
                                     ===========       ===========       ===========       ===========

See Accompanying Notes to Financial Statements.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME


                                                                           Aug. 8, 1996
                                                   Years ended           (inception) to
                                          February 28,    February 28,     November 30,
                                                  2002            2001             2002
                                          ------------    ------------   --------------
Revenues                                     $      49        $      0        $      49

Cost of revenue                                    825               0            1,500
                                             ---------        --------        ---------

       Gross profit                          $   (776)        $      0        $ (1,451)

General, selling and
  administrative expenses                       30,339               0           39,034
                                             ---------        --------        ---------

       Operating (loss)                      $(31,115)        $      0        $(40,485)

Nonoperating income (expense)
  Interest income                                    0               0                0
                                             ---------        --------        ---------

  Net (loss)                                 $(31,115)        $      0        $(40,485)
                                             =========        ========        =========

  Net (loss) per share, basic
  and diluted (Note 2)                       $  (0.02)         $  0.00        $ (0.02)
                                             =========        ========        ========

Average number of shares
of common stock outstanding                  1,970,000        1,970,000       1,970,000
                                             =========        =========       =========


See Accompanying Notes to Financial Statements.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                          Accumulated
                                                                                           (Deficit)
                                                      Common Stock          Additional       During
                                                -----------------------      Paid-In      Development
                                                  Shares         Amount      Capital         Stage
                                                ----------       ------     ----------    ------------
Sale of 1,970,000 shares, October 17, 1997       1,970,000       $1,970      $     0        $      0
                                                ----------       ------      -------        --------

Net (loss), February 28, 1998                                                                 (1,970)
                                                ----------       ------      -------        --------


Balance, February 28, 1998                       1,970,000       $1,970      $     0        $ (1,970)

Net income, February 28, 1999                                                                      0
                                                ----------       ------      -------        --------

Balance, February 28, 1999                       1,970,000       $1,970      $     0        $ (1,970)

Net (loss), February 29, 2000                                                                      0
                                                                                            --------

Balance, February 29, 2000                       1,970,000       $1,970      $     0        $ (1,970)

Capital contribution, February, 2001                                          13,500

Net (loss), February 28, 2001                                                                      0
                                                ----------       ------      -------        --------

Balance, February 28, 2001                       1,970,000       $1,970      $13,500        $ (1,970)

Net (loss), February 28, 2002                                                                (31,115)
                                                ----------       ------      -------        --------

Balance, February 28, 2002                       1,970,000       $1,970      $13,500        $(33,085)

Net (loss), November 30, 2002                                                                 (7,400)
                                                ----------       ------      -------        --------

Balance, November 30, 2002                       1,970,000       $1,970      $13,500        $(40,485)
                                                ==========       ======      =======        ========


See Accompanying Notes to Financial Statements.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                               Three months ended               Nine months ended
                                           November 30,     November 30,   November 30,     November 30,
                                                   2002             2001           2002             2001
                                           ------------     ------------   ------------     ------------
      Cash Flows From
      Operating Activities
         Net (loss)                             $(2,259)         $(1,681)      $ (7,400)         $(5,020)
         Adjustments to reconcile
         net (loss) to cash
         (used in) operating
         activities:
         Changes in assets
         and liabilities
         (Increase) in Accounts receivable            0                0              0                0
         (Increase) decrease in
              Prepaid expense                       675              675          2,025            1,125
         Increase (decrease) in
              Accounts payable                   (1,397)               0         (7,971)               0

         Increase in Officer payable              2,981            1,006         13,346            3,895
                                                -------          -------       --------          -------

            Net cash (used in)
               operating activities             $     0          $     0       $      0          $     0
                                                -------          -------       --------          -------

      Cash Flows From
      Investing Activities                      $     0          $     0       $      0          $     0
                                                -------          -------       --------          -------

      Cash Flows From
      Financing Activities
         Issuance of common stock               $                $             $                 $     0

         Capital contribution                         0                0              0                0
                                                -------          -------       --------          -------

            Net cash (used in)
               financing activities             $                $     0       $      0          $     0
                                                                 -------       --------          -------

            Net increase (decrease)
               in cash                          $     0          $     0       $      0          $     0

      Cash, beginning of period                       0                0              0                0
                                                -------          -------       --------          -------
      Cash, end of period                       $     0          $     0       $      0          $     0
                                                =======          =======       ========          =======


See Accompanying Notes to Financial Statements.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                Aug. 8, 1996
                                              Years ended                     (inception) to
                                              February 28,     February 28,     November 30,
                                                      2002             2001             2002
                                              ------------     ------------   --------------
      Cash Flows From
      Operating Activities
         Net (loss)                               $(31,115)        $      0         $(40,485)
         Adjustments to reconcile
         net (loss) to cash
         (used in) operating
         activities:
         Changes in assets
         and liabilities
         (Increase) in Accounts receivable             (49)               0              (49)
         (Increase) decrease in
              Prepaid expense                        2,475          (13,500)          (9,000)
         Increase (decrease) in
              Accounts payable                       8,290                0              319
         Increase in Officer payable                20,399                0           33,745
                                                  --------         --------         --------

            Net cash (used in)
               operating activities               $      0         $(13,500)        $(15,470)
                                                  --------         --------         --------

      Cash Flows From
      Investing Activities                        $      0         $      0         $      0
                                                  --------         --------         --------

      Cash Flows From
      Financing Activities
         Issuance of common stock                 $                $      0         $  1,970
         Capital contribution                            0           13,500           13,500
                                                  --------         --------         --------

            Net cash (used in)
               financing activities               $      0         $ 13,500         $ 15,470
                                                  --------         --------         --------

            Net increase (decrease)
               in cash                            $      0         $      0         $      0

      Cash, beginning of period                          0                0         $      0
                                                  --------         --------         --------
      Cash, end of period                         $      0         $      0         $      0
                                                  ========         ========         ========


See Accompanying Notes to Financial Statements.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     NOVEMBER 30, 2002 AND FEBRUARY 28, 2002

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

      Cash

      For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2002, February 28, 2002, and February 28, 2001.

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

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     NOVEMBER 30, 2002 AND FEBRUARY 28, 2002



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

      Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,970,000 during the nine months ended November 30, 2002, the year ended February 28, 2002, and since inception. As of November 30, 2002, February 28, 2002, and since inception, the Company had no dilutive potential common shares.

NOTE 3.     INCOME TAXES

      There is no provision for income taxes for the period ended November 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of November 30, 2002 is as follows:

            Net operating loss carry forward         $ 38,226
            Valuation allowance                      $(38,226)
                                                     --------

            Net deferred tax asset                   $      0

      The net federal operating loss carry forward will expire in 2018 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     NOVEMBER 30, 2002 AND FEBRUARY 28, 2002



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

                                           Year End         Contract
                                          February 28,      Payment
                                             2003              225
                                             2004              900
                                             2005              900
                                             2006              900
                                             2007               75
                                                            ------

                              Total future Obligations      $3,000
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

                             INVESTMENT AGENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     NOVEMBER 30, 2002 AND FEBRUARY 28, 2002

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

NOTE 9. SUBSEQUENT EVENTS

      On November 14, 2002 the Company entered into an "Exchange Agreement" with City Network, Inc., a company incorporated under the laws of the British Virgin Islands ("City") and certain of its shareholders, wherein the Company will acquire all of the issued and outstanding shares of City in exchange for 12,000,000 shares of the Company. The Exchange Agreement was amended on December 4, 2002. The transaction closed on December 11, 2002. Upon the exchange, the officers and directors of the Company resigned and five new officers and directors were appointed.

      To fulfill the provisions of the Exchange Agreement, Section 3 of the By-Laws were amended from "the authorized number of directors shall be three (3) until changed..." to "the authorized number of directors shall be not less than five (5) and shall not be more than eleven (11) until changed..." This became effective with the execution of the Exchange Agreement.

      On November 26, 2002, the Company authorized the payment of a dividend on the common shares of the Company to the shareholders of record on December 9, 2002, 20.18644 shares for each share held by the said shareholder. In lieu of fractional shares, the Company will round up a fractional share to a full share. As part of the authorization, prior to December 9, 2002, certain shareholders surrendered cancellation of 1,380,000 shares of common stock. This surrender occurred on December 6, 2002. After the surrender, 590,000 share of common stock were of record on December 9, 2002. After the stock dividend, there were 12,500,000 shares issued and outstanding.

      As of December 11, 2002, after the stock dividend and execution of the Exchange Agreement, the Company had 24,500,000 shares of common stock issued and outstanding.

ITEM II.      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

      As at November 30, 2002, we were a referral agent and we collect a selling commission for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. We are a development stage company with limited operations and revenues. We were unable to satisfy cash requirements without management's financial support.

      Our objective had been to market the web site upon full completion of its development - after we feel it is no longer "under construction". This marketing strategy was subject to our having sufficient funding to carry out our plan which will include the following elements:

1. Strategic listing of our web site with major search engines in order to increase the visibility of our web site when users enter applicable keywords, such as "domain registration" and "web site hosting," with major search engines, and

2. Reciprocal click-through agreements with complementary web sites who are prepared to allow us to place links to our web site on their web sites in consideration for us permitting a reciprocal link to their web site on our web site.

      On December 11, 2002, after filing a fictitious business name of City Networks Inc. in Nevada, we acquired all of the issued and outstanding stock of City Network Technology, Inc. (formerly Gelchrest Investments Limited), a BVI company ("CNT") pursuant to an Amended Exchange Agreement dated as of December 11, 2002, by and among CNT, the shareholders of CNT, Pamela Ray Stinson, Raymond Robert Acha, Joseph H. Panganiban and us (the "Exchange Agreement"). CNT based in the British Virgin Islands, is the parent company of City Network Inc. (Taiwan).

      Pursuant to the Exchange Agreement, CNT became our wholly-owned subsidiary in exchange for the CNT shares and we issued 12,000,000 shares of our common stock to the shareholders of CNT, representing 49% of our outstanding stock at that time. Prior to the exchange, we declared a stock dividend and Pamela Ray Stinson, Raymond Robert Acha, Joseph H. Panganiban surrendered for cancellation all of the shares of stock owned by them prior to the record date. In connection with the exchange and change in control, our current officers and directors resigned and the following five persons were appointed as officers and directors: Tiao-Tsan Lai, Hsin-Nan Lin, Alice Chen, Chin Yuan Liao and I-Min Ou.

      We (together with our operating subsidiary, "City Network") are now a provider of Internet broadband and wireless infrastructure equipment and services for the rapidly expanding broadband marketplace. We are dedicated to delivering the most user-friendly, cost-effective, and customer-tailored, high-speed internet broadband access equipment to meet the growing business needs of the hospitality, residential property, telecommunication and SME (Small & Medium Enterprises) marketplace worldwide.

      City Network has a limited operating history upon which potential investors may base an evaluation of its prospects and there can be no assurance that City Network will achieve its objectives. City Network's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as the market for Internet broadband and wireless infrastructure equipment and services. Such risks include, but are not limited to: City Network's ability to obtain and retain customers and attract a significant number of new customers, the growth of the satellite, wireless, broadband and Internet markets, City Network's ability to implement its growth strategy, especially the sales and marketing efforts, and the introduction of new devices and computer networks technologies in broadband and Internet services by City Network's competitors and by City Network..

      City Network currently anticipates that its available funds and resources, including product sales will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next twelve months. City Network will need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to City Network, or at all. If adequate funds are not available or not available on acceptable terms, City Network may not be able to fund its expansion, promote its brand names as City Network desires, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on City Network's business, results of operations and financial condition.

      City Network expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by City Network, its competitors or other providers of broadband and wireless internet access and equipment; costs associated with product or technology acquisitions; the size and timing of individual orders; competition and pricing in the broadband internet access industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in City Network's personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, City Network believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Analysis of Financial Condition.

      As at November 30, 2002, we had no cash, an account receivable of $49 and $9,000 in prepaid expenses, which constitutes our total assets. We have no other liquid current assets. Our loss from inception through November 30, 2002 was $40,485. As at November 30, 2002, we were obligated for officer advances in the sum of $33,745. As of December 11, 2002, the officer advances were contributed to capital and, as of the date hereof, the prepaid expenses will be reduced from $9,000 to $0.

Qualitative and Quantitative Disclosures About Market Risk.

      As at November 30, 2002, we had neither considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM III. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

                                     PART II

                                OTHER INFORMATION

Item 1 -   Legal Proceedings                                                None


Item 2 -   Changes in the Rights of the Company's Security Holders          None


Item 3 -   Defaults by the Company on its Senior Securities                 None


Item 4 -   Submission of Matter to Vote of Security Holders                 None


Item 5 -  Other Information                                                 None


Item 6 -   Exhibits and Reports on Form 8-K

      (a) Exhibits

      99.1 Certifications of Tiao Tsan Lai, pursuant to 18 U.S.C. 1350.

      99.2 Certifications of Hsin Nan Lin, pursuant to 18 U.S.C. 1350.

      There were no reports on Form 8-K filed during the quarter for which this report is filed. The Company incorporates by this reference the following reports filed subsequent to November 30, 2002:

      Current Report on Form 8-K/A filed on December 4, 2002

      Current Report on Form 8-K filed on December 10, 2002

      Current Report on Form 8-K filed on January 15, 2002

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     January 22, 2003              INVESTMENT AGENTS, INC.
                                         d/b/a/ City Network Inc.


                                         By: /s/ Tiao - Tsan Lai
                                            ------------------------------------
                                                     Tiao - Tsan Lai

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, TIAO TSAN LAI, President and Chief Executive Officer (principal executive officer) of Investment Agents, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Investment Agents, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                     1 of 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        /s/ Tiao Tsan Lai
--------------------------------
         Tiao Tsan Lai

Date:  January 22, 2003


                                     2 of 2

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, HSIN NAN LIN, Chief Financial Officer (principal financial officer) of Investment Agents, Inc. (the "Registrant"), certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Investment Agents, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                     1 of 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ Hsin Nan Lin
------------------------------
         Hsin Nan Lin

Date:  January 22, 2003




                                     2 of 2