Form 10KSB
period 2003-02-28
CITY NETWORK INC
filed 2003-06-16
CIK 1140827

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: FEBRUARY 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                          COMMISSION FILE NO. 333-61286

                               CITY NETWORK, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

             NEVADA                                        88-0467944
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

       #13F., No. 77, Hsin Tai Wu Road, Sec.
       His-Chih, Taipei County, Taiwan, ROC
     (Address of principal executive offices)               (Zip code)


Issuer's telephone number: (011) 886-2-2698-8588

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                               $0.001 Common Stock
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

The issuer's revenues for the fiscal year ended February 28, 2003: $7,132,970.

As of February 28, 2003, there were 24,500,000 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF THE SHAREHOLDERS TO BE FILED AT A LATER DATE.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]


                                TABLE OF CONTENTS

                                                                                                                              Page

 Item 1.  Description of Business                                                                                               3
 Item 2.  Description of Property                                                                                              12
 Item 3.  Legal Proceedings                                                                                                    12
 Item 4.  Submission of Matter to Vote of Security Holders                                                                     12
 Item 5.  Market for Common Equity and Related Stockholder Matter                                                              13
 Item 6.  Management's Discussion and Analysis or Plan of Operation                                                            13
 Item 7.  Financial Statements                                                                                                 17
 Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                 17
 Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act      17
Item 10.  Executive Compensation                                                                                               19
Item 11.  Security Ownership of Certain Beneficial Owners and Management                                                       19
Item 12.  Certain Relationships and Related Transactions                                                                       20
Item 13.  Exhibits and Reports on Form 8-K                                                                                     20
Item 14.  Controls and Procedures                                                                                              21
          Signatures                                                                                                           23
          Financial Statements and Schedules                                                                                  F-1
          Exhibits                                                                                                            E-1

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "will," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-KSB report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report.

Important factors that could cause or contribute to such differences include those discussed under the caption entitled "Risk Factors," as well as those discussed elsewhere in this Form 10-KSB.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND OF THE COMPANY

City Network, Inc., a Nevada corporation ("City Network"), was incorporated in 1996 and is a provider of internet broadband and wireless infrastructure equipment and services for the rapidly expanding broadband marketplace. City Network is dedicated to delivering the most user-friendly, cost-effective, and customer-tailored, high-speed internet broadband access equipment to meet the growing business needs of the hospitality, residential property, telecommunication and Small and Medium Enterprise marketplace worldwide.

City Network was originally incorporated on August 8, 1996 as Investment Agents, Inc. ("Investment Agents") and acted as a referral agent and collected selling commissions for referring customers who purchase Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. On December 11, 2002, City Network acquired all of the issued and outstanding stock of City Network Technology, Inc. (formerly Gelcrest Investments Limited), a British Virgin Islands company ("CNT"), pursuant to an Amended Exchange Agreement dated November 14, 2002 and amended on December 11, 2002 by and among CNT, the shareholder of CNT, Pamela Ray Stinson, Raymond Robert Acha, Joseph H. Panaganiban and Investment Agents (the "Exchange Agreement"). CNT is the parent company of City Network Inc. - Taiwan, formerly City Engineering, Inc., which was incorporated under the laws of the Republic of China on September 6, 1994 ("CNT-Taiwan").

Pursuant to the Exchange Agreement, CNT became a wholly-owned subsidiary of City Network (then known as Investment Agents), and in exchange for the CNT shares, City Network issued 12,000,000 shares of its common stock to the shareholders of CNT, representing 49% of City Network's outstanding stock at that time. In connection with the exchange and change in control, the name of the company was changed from Investment Agents to City Network, the officers and directors of City Network resigned and new officers and directors were appointed. Upon the effective date of the exchange and change in control, City Network ceased its relationship with Verio and no longer acts as a referral agent for Verio.

BUSINESS OF THE COMPANY

With the continuous expansion of the internet worldwide, we believe that City Network is uniquely positioned to capitalize on what we believe to be vast underdeveloped and overlooked new and emerging growth internet markets. Together with a combination of technical, sales, design and manufacturing experience, City Network is poised to tap the potential of new clients throughout the globe. City Network customers have the choice to source one of the most convenient, low-cost and diverse product packages combined with the best personal service to make up a comprehensive business solution.

City Network designs, manufactures and markets a comprehensive line of broadband and wireless internet access solutions. City Network's product line ranges from the City Network HPNA device for the blooming worldwide residential building and hospitality market to the simple DSL bridge/modem for the home and small business user. All City Network broadband access equipment includes GUI-based remote management and routing technology software packages for simplified setup, extensive network management and global network connectivity capabilities. Currently, City Network Home PNA and xDSL broadband access equipment is deployed by major telecommunication carriers, ISPs, and system integrators worldwide. With the development and production of City Network's complete series of internet products, City Network is able to provide a "total solution" for any customers needs.

PRODUCT AREAS

City Network product repertoire contains items compatible with all major distribution platforms. This gives clients a one-stop shop for all their broadband internet needs.

                            ADSL/VDSL ACCESS DEVICES

City Network ADSL/VDSL devices provide broadband access based on the world's leading internet technologies. The 20Mbps VDSL over Ethernet equipment allows both developing businesses as well as home users to meet their media and communication needs quickly and in a cost-effective manner. It can also provide high speed internet without influencing quality over a larger distance for a cost-effective and efficient method of broadband access. We believe that the low level of maintenance required and high level of connectivity should be able to meet market demand for many years into the future.

                               HPNA ACCESS DEVICES

HPNA is a broadband network access system based on the HomePNA technology originally invented in the United States. This system can provide 1M/10Mbps broadband data access through existing telephone lines. This technology allows both voice and data to be shared by the same telephone line. Furthermore, City Network HPNA technology extends internet transmission distance, allows for multiple single-line users (up to 25), and is compatible with cable, fiber, wireless and xDSL. Combined with the City Network ADSL and VDSL access devices, HomePNA is a great solution to "the last mile problem." We believe that the quality and affordability makes the product ideal for residences, schools, cafes and hotel resorts.

                         WIRELESS COMMUNICATION PRODUCTS

City Network's wireless networking products allow computers and appliances to communicate through radio signals, providing added mobility and convenience. With the development of the City Network IEEE802.11 and IEEE802.1x wireless solutions, both individual and corporate clients can enjoy work environments free of cords and wires. Furthermore, customers can enjoy the stability and security of the City Network LAN products. All wireless solutions are equipped with a user verification function to maximize security and reduce outside interference.

                   FIBER AND OTHER IMPORTANT ACCESS EQUIPMENT

With City Network's access equipment, bandwidth can be distributed efficiently to multiple end users. For developing countries such as China, the City Network solution of integrating wireless with existing telephone lines or cable is often much more attractive than building new infrastructure. From routers and hubs, to PCMCIA cards and USB adapters, City Network provides customers with a wide range of networking products to meet all customer needs.

CORPORATE PROFILE

City Network simplifies how people access the internet through easy-to-use broadband connectivity products and solutions. Its product offerings and development efforts are focused on increasing the speed and efficiency of the "last mile" portion of communications networks. Through a combination of fixed-wire and wireless products, City Network's network equipment connects internet service providers to their end users.

A fast growing, leading technology developer of broadband and wireless networking products, City Network has gained industry recognition for developing high performance broadband access solutions. City Network's range of products provide a complete solution for providing high speed broadband internet access in homes, airports, convention centers, hotels and other public establishments. Simplicity of use, ease of implementation and cost-effectiveness are the cornerstones of our solution.

We believe that City Network delivers the most comprehensive solution in the market for broadband qualification, installation and support. Since its inception, City Network has operated with the vision of "bringing the broadband superhighway to you, anytime and anywhere." City Network has quickly evolved into a global company with rapid expansion of its distribution network and marketing offices in North and South America, Europe, Japan and the entire Asia Pacific region.

PRODUCTS

At the core of today's communications networks are components that enhance the speed, bandwidth and quality of internet/data, video and voice transmissions. Our fiber, copper, and wireless connectivity components serve as the critical junction and connection points that link one network to another. We believe that City Network has both the agility and depth to deliver tailored and exact solutions to meet customers' needs. City Network offers products for several technology platforms. Combined we believe we have the capability of delivering high speed broadband access to the end user whether they are at home, in the office or on the road.

                        CABLE/OPTICAL NETWORKING PRODUCTS

- Our cable and optical products multiplies bandwidth among all users over tree-based topology coax or optical cables.

- Custom designs to meet large systems integrators and telecommunications companies' needs.

- Ease of set-up, integration and maintenance allow City Network to meet the needs of multi-dwelling unit buildings and large office complexes quickly and thoroughly.

                                  XDSL PRODUCTS

- xDSL is an alternate and lower cost technology to connect to the internet. xDSL is substantially cheaper than a T1 line which can cost from $1,500 to $3,000 for installation and equipment.

- xDSL does not require a high-level technical support structure. xDSL can often cost under $500 to install and implement making it most suitable to small businesses and telecommuters who cannot afford a T1 line.

- City Network is positioned to take advantage of the impending growth in the broadband xDSL industry due to the superior quality and affordability of City Network's xDSL equipment and service packages. The product offerings are on the cutting-edge of xDSL technology and we believe will meet market requirements for many years to come.

                          HOME PHONE LINE WIRING (HPNA)

- Our HPNA products allow for networking a home using the existing phone wiring.

- Our HPNA 2.0 standard can achieve 10-16Mbps and higher rates of data transfer.

- HPNA technology allows up to twenty-five computers to connect simultaneously using the same internet source.

- Compatible with POTS telephony and ADSL signaling on the same wire.

                                    WIRELESS

- Wireless broadband eliminates the need for phone lines, cables and electrical outlets.

- Supports bandwidth-intensive applications such as graphic rich media, animation, internet phone calls and video conferencing (without breaking up), sending and receiving of large email messages or files, online banking, investing or online shopping. City Network's family of wireless access devices allow users to access their LAN or VPN, as if the remote office was connected directly to City Network's backbone network. It also lets business customers raise the level of worker productivity and allow companies to offer highly efficient work-at-home programs to their employees.

- Using authentication and verification technology, City Network is able to ensure the security of a wireless network.

MARKET OVERVIEW

Information is proliferating worldwide, and demand for that information, by businesses, governments, universities and individuals is exploding, driven primarily by the exponential increase in use of the internet for communications, information gathering and electronic commerce.

As business becomes more complex and geographically diverse, the demand for information, delivered to the "transaction point," wherever in the world that point might be, has fueled the increase in networks and computer connectivity systems. These trends have created an ever-increasing demand for bandwidth, to accommodate both internet and network traffic. However, the growth and technological advancement of the hardware backbone for networking and computer connectivity has not kept pace with that demand. We believe that the worldwide struggle to bring networking and computer connectivity hardware up to the level of demand represents a business opportunity for City Network. City Network's strategic objective is to become a leading designer and manufacturer in the networking and computer connectivity equipment industry.


BUSINESS STRATEGY

The networking and computer connectivity industry is characterized by rapid technological change. To maintain and enhance City Network's competitive position, City Network constantly adapts to technological changes, upgrading and expanding its product line, and eliminating obsolete products within that line.

The networking and computer connectivity industry is also characterized by inevitable price erosion across the life cycle of products and technologies. To maintain profitability in the face of constantly shrinking gross margins, City Network's strategy is to seek out low cost producers without sacrificing quality and to develop and maintain efficient internal operations allowing City Network to control its expenses.

City Network is constantly expanding and changing product lines to increase the total number of products offered to attract new customers, to penetrate new geographic and vertical markets and to increase gross sales. By expanding the product line to include products for different technologies, frequencies and connection configuration, City Network has successfully expanded sales activities into a number of new markets.

INDUSTRY GROWTH DRIVERS

                      GROWING NEED FOR ADDITIONAL BANDWIDTH

The computer networking industry is witnessing a growing demand for additional bandwidth as a result of the popularity of the internet and global need for rapid, current information. Many people who use the internet cannot access information/download pages quickly because their ISP's hardware is out-dated or low-quality and therefore unable to process hundreds of thousands of requests simultaneously. This is a particularly acute problem during peak hours and in markets with little infrastructure. Therefore, City Network is focused on improving the quality of internet connectivity in systems worldwide.

                           IN-HOME NETWORKING SYSTEMS

An emerging market opportunity exists in connecting household appliances and computers in homes. With City Network's HPNA networking products, we believe numerous applications can be developed to program, control and interact with home heating, lighting, security, and appliances. We believe advances such as these will spur growth and encourage innovation worldwide and we believe City Network is in position to help make these technologies accessible.

                 PROLIFERATION OF HANDHELD/COMMUNICATION DEVICES

The cornerstone on which the new economy is built is the timely delivery and access to information at any location. The growth and productivity of today's business economy is reliant upon the accuracy, efficiency and accessibility to data and communication. With the growth in popularity of handheld/communication devices and their great functional complexity, consumers will be able to access a wide array of multimedia content wherever they may be located. In the future, mobile phones and PDA's will enjoy unhindered access to rich multimedia content via the internet and we believe City Network will play a role in this transaction.

                   EXPANSION OF PC'S INTO DEVELOPING COUNTRIES

As PC's become ubiquitous throughout the world's emerging economies, we believe the number of high capacity PC's with added features and better voice/image quality will increase exponentially. The spread of the information economy will continue to drive and enable developing countries to utilize internet technology.

                             GROWTH OF THE INTERNET

The growth of the internet has forced many telecommunication service providers to replace their voice networks with more efficient, data-oriented packet networks. The increased demand for services and data over the internet will require companies to upgrade their infrastructure to meet demand. City Network has worked tirelessly partnering with local telecommunications companies in developing new, cost effective and complete solutions for broadband internet access in new markets. No matter how and where the internet moves, it is City Network's intention to have a solution to the problem.

GROWTH/EXPANSION STRATEGY

City Network's strategic objective is to become a leader in the computer and network connectivity equipment market, and to make the City Network name synonymous with excellence and state-of-the-art hardware in this segment.

                         PROVIDING INTEGRATED SOLUTIONS

Convergences of voice, data and internet into one seamless IP-based communications network to cost effectively connect an unlimited variety of applications and services, enabling broader choice of devices for customer services provided over a common platform. Choice and freedom have long been the foremost focus in City Network's business development strategy.

                 EXPLORE ADDITIONAL REVENUE GENERATING SERVICES

Unlocking content (voice, data, video, text, commerce, etc.) so it can flow unfettered among applications will present significant potential as a future revenue source. The creation of content and the precision delivery to targeted clients and markets will also become increasingly important. Some examples include news, online shopping, gaming, video, security and other relevant content. This can create unprecedented new revenue and client sources for City Network.

                         BUILDING INTERNATIONAL PRESENCE

The low penetration rate of broadband internet in developing countries has created an enormous opportunity for City Network. The demand for internet throughout the world creates opportunity in otherwise unexpected venues. Particularly in new and emerging growth markets, City Network intends to continue partnering with individuals, companies and governments in these areas as part of City Network's growth strategy.

            PARTNERING, ACQUIRING AND COOPERATING WITH THIRD PARTIES

City Network's success has been largely due to the fact that City Network has established long term relationships with system integrators, electronics manufacturers and telecommunication companies. Joint ventures and cooperative efforts have been the hallmark of City Network's development into new areas. In the future, City Network intends to continue expanding through mergers and other cooperative synergies. The blending of manufacturing expertise, market savvy and local know-how will continue to be a winning combination for City Network.

CUSTOMERS

We develop, market and focus our sales efforts to become the broadband and wireless internet services providers that provides wireless solutions such as Phoneline solution, HomePNA, xDSL, Ethernet solution, fiber solution and wireless solutions. We also focus our sales efforts on the service provider and systems integrator for WLAN systems and to system integrators for private broadband systems.

SERVICE PROVIDERS

Over 100 independent operating companies in over 20 countries now use City Network products to deliver Internet service over HomePNA, xDSL and other broadband networks. Our customers include a cross-section of small, medium and large telecommunications companies in the United States, Asia and Europe. We have established business relationships with companies such as Korea Telecom, OCC Communications in Japan and nSTREAMS in the United States as well as with other companies in Mainland China, Finland, Malaysia and Singapore, the later of which uses City Network HomePNA solution and launched HomePNA Internet services on its network. Korea Life Insurance ("KLI") has contracted with City Network to establish over 1,600 branches of WLAN internet service for KLI in Korea. In addition, City Network was also appointed by McDonalds to set up WLAN services in approximately 360 McDonalds stores in Taiwan.

SYSTEM INTEGRATORS

We market our private broadband data systems to domestic and international system integrators who in turn market and sell our products to educational and government institutions, small to large commercial enterprises, and to regional competitive service providers and national carriers. Our system integrators range from small local companies to volume distributors such as Easy-Up Corporation, to country-specific integrators such as Terton Communications in Finland, and to international integrators such as KWON C&C Ltd. in Korea and China Telecom in China.

MARKETING, SALES AND CUSTOMER SUPPORT

Marketing

We seek to increase demand for our products and to expand both the visibility of the company and our products in the market. In addition to customer-specific sales efforts, our marketing activities include attendance at major industry tradeshows and conferences, the distribution of sales and product literature, operation of a web site, direct marketing and ongoing communications with our customers, the press, and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, application manufacturers, fiber, or video equipment manufacturers, set-top box manufacturers, and others.

Sales

We sell our products through multiple sales channels in overseas markets, including a select group of regional value added resellers, system integrators and distributors, data networking catalogs and directly to service providers. Internationally, we sell and market our products through sales agents, systems integrators and distributors. In 1999, we opened a sales office in Shanghai and partnered with Shanghai Telecom to establish their HomePNA + xDSL Internet service project. We now have a sales presence in China. For the year ended February 28, 2003, we derived approximately 65% of our revenue from customers outside of the United States. We believe that our products can serve a substantial market for digital and high-speed data access products outside of the United States.

Customer Support

We believe that consistent high-quality service and support is a key factor in attracting and retaining customers. Service and technical support of our products is coordinated by our customer support organization. Our Systems Application Engineers, located in each of our sales regions, support pre-sales and post-sales activities. Customers can also access technical information and receive technical support via our web site. We train our sales support to solve the problem at the customer's first call.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused on enhancing our existing products and developing new products through our emphasis on early stage system engineering. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies, such as the FS-VDSL Committee and MPEG-4 Industry Forum. Key elements of our research and development strategy include:

- Core Designs. We seek to develop and/or acquire core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs place emphasis on the following characteristics of our products: user friendly, high performance, robustness, standardization, and value adding.

- Product Line Extensions. We seek to extend our existing product lines through product modifications and updating chipset to provide for greater bandwidth in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Phoneline solution, HomeHPNA, xDSL and Fiber solution. We also focus on updating the Wireless solution to the new generation including WIRELESS IEEE802.11G, a worldwide specification/standard.

- Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods and reduce the risks inherent in new design. In order to maintain low costs of our services, City Network established a Components Sales Department whose main goals are to process City Network's current customers business and to seek out secondary sources of components and spare product parts in order to continually lower the cost of manufacturing and assembly.

- New Technologies. We seek to enhance our product lines by incorporating emerging technologies, such as IEEE802.1x Security, higher speed interfaces and new network management software features. Our wireless solution with IEEE802.1x Security was the first ever such solution used in the wireless channel in Taiwan. City Network is now in the process of developing the 54M , 4-Band VDSL systems.

- Extend Product Line by Partnering with Other Companies. Due to the expanding mobile phone market, we have extended our product line in 2003. First, we are cooperating with Korea Startel to develop a new model of the GPRS mobile phone. The planned release date is in 2003 where mass production will likely begin in June 2003. Furthermore, we have plans to develop the CDMA 2001.1x GSM public phone to meet the high demand of such phone in the Mainland China market. In addition, we have extended our product line by cooperating with our main Korean partner K-WON, a company which recently developed a Bluetooth Headset and has granted City Network distribution and sales rights to this product for any country outside of Korea.

City Network has plans to join forces with a local Taiwanese university in an effort to encourage rapid product growth and to facilitate the continuous training of future technical personnel. City Network has formally established an educational and development center at Tamkang University in Taiwan, the primary focus of which is on the technology and information industry. The establishment of this type of partnership will have a profound effect on City Network's product competitiveness and marketing ability in the long term.

City Network is responsible for providing funding for expenses such as salary and stipends for the center's staff, as well as other general expenditures. Expenditures for research and development in the 2002 fiscal year totaled USD$1,000,000 compared to USD$1,500,000 in the 2001 fiscal year. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative and high-quality products to enhance our competitive position.

MANUFACTURING

We do not manufacture any of our own products. We rely on contract manufacturers to assemble, test and package our products. We require International Organization for Standardization (ISO) 9002 registration for these contract manufacturers as a condition of qualification. We monitor each contractor's manufacturing process performance through audits, testing and inspections. Each contractor's quality is also rigorously assessed through incoming testing and inspection of packaged products received from each contractor. In addition, we monitor the reliability of our products through in-house repair, reliability audit testing and field data analysis.

The manufacturers' warranty for each of our products is two years. Typically we offer the same warranty on these products to our customers but for a shorter time period, generally 12 to 18 months. We have implemented this practice to protect ourselves against risk and financial loss on products shipped to customers which break, need repair or are defective. Depending on the situation, we can extend the warranty period enhancing the quality of service and strengthening relationships with our customers. In order to decrease costs, we have established joint venture projects with product manufacturers in Mainland China. This allows City Network to save transport costs and forwarding charges when distributing products to customers in Mainland China. We have established a rigid system of quality control with these manufacturing partners.

We currently purchase a substantially portion of the raw materials and components used in our products through contract manufacturers. We forecast our product requirements to maintain sufficient product inventory to ensure that we can meet the required delivery times demanded by our customers. Our future success will depend in significant part on our ability to obtain manufacturing on time, at low costs and in sufficient quantities to meet demand.

INTELLECTUAL PROPERTY

City Network's trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish City Network's products and services from those of its competitors, and contribute to its competitive advantage in its target markets. To protect the City Network brand, products and services and the systems that deliver those products and services to City Network customers City Network relies on a combination of trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with its employees, customers, independent contractors, sponsors and others.

We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available. Existing laws do not provide complete protection, and monitoring the unauthorized use of our intellectual property requires significant resources. We cannot be sure that our efforts to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate these rights. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If litigation is necessary to enforce our intellectual property rights or determine the scope of the proprietary rights of others, we may have to incur substantial costs or divert other resources, which could harm our business. We presently have no patents or patent applications granted or pending in the United States.

In order to develop, improve, market and deliver new products and services, we may be required to obtain licenses from others. There can be no assurance that we will be able to obtain licenses on commercially reasonable terms or at all or that rights granted under any licenses will be valid and enforceable.

EMPLOYEES

As of June 6, 2003, we had a total of 42 employees. Of these, 12 are in administration, 8 are in finance, 10 are in research and development and 12 are in sales and marketing. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

REGULATIONS

We have not been materially impacted by existing government regulation and are not aware of any potential government regulation that would materially affect our operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our main office is located at 13F., No. 77, Hsin Tai Wu Road, Sec. J, Hsi-Chih, Taipei County, Taiwan, R.O.C., consisting of approximately 370.68 square meters. City Network purchased this facility in April 2001. City Network entered into a loan agreement with the Fubon Bank in the amount of NTD$10,500,000 for the purchase of this facility. The term of the loan is 15 years that began on May 29, 2001 and terminating on May 29, 2016. The monthly principal payments are NTD$187,500 every three months. The monthly interest payment on the loan is approximately NTD$26,293. The annual interest rate is 3.175%.

City Network also leases office space located at 6F-3, NO. 16, Jian Ba Road, Jhongue City, Taipei County, Taiwan, R.O.C., consisting of approximately 557.72 square meters. The landlord is Goang Dyi Shing Industrial Co. Ltd. The rent is NTD$135,000 per month and the lease expires on May 31, 2005.


ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against City Network.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 14, 2003, the Board of Directors of City Network approved and recommended that City Network's Articles of Incorporation be amended to include, the following (the "Charter Amendment"):

         1. To change the name of the company from "Investment Agents, Inc." to "City Network, Inc.";

         2. To increase the number of authorized shares of common stock, par value $0.001 of City Network, from 25,000,000 shares to 100,000,000; and

         3. To authorize 50,000,000 shares of preferred stock, par value $0.001, of City Network.

On February 17, 2003, the holders of approximately 52% of the outstanding shares of common stock of City Network executed a written consent adopting and approving the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Nevada on April 11, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

MARKET INFORMATION AND MARKET PRICE

City Network's common stock was initially traded on the OTC Bulletin Board under the symbol "IVAG" starting on June 25, 2002. The change to the symbol "CYNW" became effective on January 17, 2003. Prior to June 25, 2002, there was no public market for our stock. The following table sets forth, for the periods indicated, the high and low bids as reported on the OTC BB:

2002                                              High           Low
----                                              ----           ---
June 25, 2002 - August 31, 2002                   0              0.010
September 1, 2002 - November 30, 2002             0.20           0.001
December 1, 2002 - February 28, 2003              3.0            2.0

2003
----
March 1, 2003 - May 30, 2003                      3.05           1.3

As of June 12, 2003, there were approximately 2,291 shareholders of record of our common stock.

DIVIDEND POLICY

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statement requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

REVENUE RECOGNITION

Revenue generated from sales of products is recognized upon shipment or when title passes to customers based on terms of sales, and is recorded net of returns, discounts and allowances. Service income is recognized as the related services are provided per terms of the service agreement.

ACCOUNTS RECEIVABLE

Accounts receivables are reported as the outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customer's ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectable.

NOTES RECEIVABLE

Our subsidiary, CNT-Taiwan usually receives post-dated checks as permitted by Taiwanese law. CNT-Taiwan will typically send an invoice to the customer after which the customer will issue a check dated two to three months, sometimes longer, from the date of the invoice. On CNT - Taiwan's books, the post dated checks are categorized as notes receivables and the invoice is then taken off on the accounts receivables side.

OVERVIEW - RESULTS OF OPERATIONS

OVERVIEW - RESULTS OF OPERATIONS

Fiscal Year ended February 28, 2003 Compared to Fiscal Year Ended February 28, 2002 and December 31, 2001 for City Network-Taiwan.

Net Revenue. Net sales for fiscal year ended February 28, 2003 ("FY 2003") totaled $7,132,970, compared to $49 for fiscal year ended February 28, 2002 ("FY 2002"). The increase in revenues for FY 2003 was due to the acquisition of all of the issued and outstanding stock of City Network Technology, Inc. ("CNT"), who holds all of the issued and outstanding stock of City Network Inc.
- Taiwan ("CNT-Taiwan"). CNT-Taiwan's net-sales for FY 2003 totaled $7,132,970 compared to $2,969,810 as of December 31, 2001.

Cost of Revenue. Cost of revenue for FY 2003 totaled $6,267,128, compared to $825 for the same period in FY 2002. The increase in cost of revenues was due to the acquisition of CNT-Taiwan. CNT-Taiwan's cost of revenues for FY 2003 totaled $6,267,128 compared to $2,251,092 as of December 31, 2001.

General and Administrative. Selling, general and administrative expenses for FY 2003 totaled $708,300, compared to $30,339 for FY 2002. The increase was due to the acquisition of CNT-Taiwan. CNT-Taiwan's selling, general and administrative expenses for FY 2003 totaled $645,222 compared to $547,290 as of December 31, 2001.

Interest Expense. Interest expense for FY 2003 totaled $54,887, compared to $0 for FY 2002. The increase in interest expense was due to the acquisition of CNT-Taiwan. CNT-Taiwan's interest expenses for FY 2003 totaled $54,887 compared to $54,803 as of December 31, 2001.

As a result of the foregoing, Income (loss) Before Income Taxes totaled $165,257 for FY 2003 and ($31,115) for FY 2002. Provision for income taxes expenses is $44,180 for FY 2003. The result of the above tax calculations resulted in that net income (loss) is $165,257 and ($31,115), respectively, for FY 2003 and FY 2002. CNT-Taiwan contributed net income of $151,186 for FY 2003.

Fluctuations in Quarterly Results.

The majority of City Network's revenue comes from Taiwan and Mainland China. In these countries, January and February are holiday seasons. Therefore, revenues for the last quarter in every fiscal year are less compared to other quarters.

Liquidity and Capital Resources.

For the fiscal year ended February 28, 2003 the company had cash used in operations of $842,075 and cash used in investments of $612,571 and net cash provided by financing arrangements, including loans from related parties, of $1,985,329 the company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion.

We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or investment. Several potential investors have already shown their interest to invest in the company. As of May 2003, the amount of committed funds are $2,400,000. An additional $1,800,000 is still required.

Factors that interrupt the company's operations.

Our major risk is incurring a large amount of bad debt.

City Network's short-term and long-term liquidity may be influenced by uncollected account receivables. If the amount of bad debt is high, it will severely effect the company's ability to continue operations. Therefore, we are taking precautions to manage this risk. The company will try to diversify its customer base and control credit risk related to Accounts Receivable through credit approvals, credit limits and monitoring procedures. Although we have already taken these measures, it is still possible to incur a large amount of bad debt.

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Prospective investors should carefully consider the following risk factors in evaluating us and our business. The factors listed below represent certain important factors which we believe could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

LIMITED OPERATING HISTORY

City Network has a limited operating history upon which potential investors may base an evaluation of its prospects and there can be no assurance that City Network will achieve its objectives. City Network's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as the market for internet broadband and wireless infrastructure equipment and services. Such risks include, but are not limited to: City Network's ability to obtain and retain customers and attract a significant number of new customers, the growth of the satellite, wireless, broadband and Internet markets, City Network's ability to implement its growth strategy, especially the sales and marketing efforts, and the introduction of new devices and computer networks technologies in broadband and Internet services by City Network's competitors and by City Network.

FUTURE CAPITAL NEEDS, UNCERTAINTY OF FUTURE ADDITIONAL FINANCING

City Network currently anticipates that its available funds and resources, including product sales will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next twelve months. City Network will need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of City Network's common stock. There can be no assurance that additional financing will be available on terms favorable to City Network, or at all. If adequate funds are not available or not available on acceptable terms, City Network may not be able to fund its expansion, promote its brand names as City Network desires, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on City Network's business, results of operations and financial condition.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

City Network may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by City Network, its competitors or other providers of broadband and wireless internet access and equipment; costs associated with product or technology acquisitions; the size and timing of individual orders; competition and pricing in the broadband internet access industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in City Network's personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, City Network believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

FAILURE TO MANAGE GROWTH WILL ADVERSELY AFFECT OPERATIONS

City Network plans to significantly expand its sales, marketing, research and development activities, hire a number of additional employees, expand internal information, accounting and billing systems and establish additional distribution outlets throughout the world. In addition, City Network plans to expand its infrastructure by investing in additional research and development talent. In order to successfully manage growth, management must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If management fails to effectively manage City Network's growth, City Network's business and viability will be materially and adversely impacted.

CITY NETWORK MAY FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES

The market segments City Network is targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features and reliability of the array of City Network products. Management may not successfully respond quickly enough or on a cost-effective basis to these developments. City Network may not achieve widespread acceptance of its services before its competitors offer products and services with speed, performance, features and quality similar to or better than City Network products or that are more cost-effective than City Network's services.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The market for internet broadband and wireless infrastructure equipment and services is rapidly evolving and highly competitive. Many of City Network's competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition and more established relationships than City Network. Since City Network's business is partially dependent on the overall success of the Internet as a communication medium, it also competes with traditional hardware based access and equipment providers. Management expects competition from these and other types of competitors to increase significantly.

CITY NETWORK MAY EXPERIENCE DIFFICULTIES IN INTEGRATING BUSINESSES, PRODUCTS AND TECHNOLOGIES IT MAY ACQUIRE INTO ITS BUSINESS

City Network may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions exposes City Network to additional risks, including: the difficulty of assimilating and integrating the operations of the combined companies; retaining key personnel; the potential disruption of City Network's core business; and the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS

Given the early stage of development of City Network's business, it depends highly on the performance and efforts of its President and Chief Executive Officer, Mr. Tiao Tsan "Andy" Lai, its Chief Financial Officer, Mr. Hsin-Nan Lin, staff and the Board of Directors. If City Network should lose the service of any members of its management team or other key personnel, its business prospects will be materially impacted.

ENACTMENT OF NEW LAWS OR CHANGES IN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT CITY NETWORK'S BUSINESS

City Network is not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that additional laws may be adopted regarding the Internet, any of which could materially harm our business. The adoption of any additional laws may decrease the growth of Internet use, which could lead to a decrease in the demand for our services or increase the cost of doing business.

THE INABILITY TO OBTAIN PATENT AND COPYRIGHT PROTECTION FOR CITY NETWORK'S TECHNOLOGY OR MISAPPROPRIATION OF CITY NETWORK'S INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT CITY NETWORK'S COMPETITIVE POSITION

City Network's success depends on internally developed technologies, know-how, trademarks and related intellectual properties. Management regards the technology as proprietary and will attempt to protect it by seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization.

City Network intends to apply for registration of certain copyrights and a number of key trademarks and service marks and intends to introduce new trademarks and service marks. Management may not be successful in obtaining registration for one or more of these trademarks. Management may need to resort to litigation in the future to enforce or to protect intellectual property rights, including patent and trademark rights. In addition, City Network's technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, City Network would have to defend itself against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm City Network's business.

                           RISKS RELATING TO OUR STOCK

POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD

Our common stock is listed on the electronic bulletin board of the over-the-counter market. If delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the electronic bulletin board or any other market or exchange as the approval to re-list the common stock is subject to review by the NASD.

BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock presently is a "penny stock". Because our stock is a "penny stock", it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the common stock will trade for $5.00 or more per share, or if so, when.

Although we desire to list the common stock on the Nasdaq SmallCap Market and intend to apply for a listing on the SmallCap market at such time as we meet the listing criteria, there can be no assurance that we will ever qualify.

Absent Nasdaq SmallCap Market or other Nasdaq or stock exchange listing, trading, if any, in common stock will, as it presently is, continue in the "Electronic Bulletin Board" administered by the National Association of Securities Dealers, Inc. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

WE HAVE NO INTENTION TO PAY DIVIDENDS

We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes nor any disagreements with the accountants or the accountant's findings.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS.

Our directors, executive officers and other significant employees and their ages and positions are as follows:

Name of Individual                 Age                  Position
------------------                 ---                  --------
Tiao Tsan "Andy" Lai               40                   President, Director and Chief Executive Officer
Hsin Nan Lin                       42                   Chief Financial Officer and Director
Alice Chen                         39                   Vice President and Director
Chin-Yuan Liao                     30                   Manager and Director
I-Min Ou                           33                   Director


Set forth below is a description of the backgrounds of each of the officers and directors of City Network:

TIAO TSAN "ANDY" LAI holds an MBA degree from St. Thomas University in Minnesota, USA. Mr. Lai has been Chairman, President and Director of City Network since October 2002. Mr. Lai has been Chairman, President and Director of City Network Taiwan since June, 1997. As a pioneer in the network equipment market he was the first entrepreneur to bring the Home PNA solution to Taiwan, China and Asia. With Mr. Lai's guidance, City Network implemented Home PNA in a winning design for an Internet Service Model for the Taipei city government in 1998. In 1999, Mr. Lai also procured an open tender for a Home PNA project with Korea Telecom. From 1999 to the present, City Network has had its products approved for purchase and sale by China Telecom, Taiwan's HiNet, Japan OCC and Finland Telecom. In addition, Mr. Lai established business projects with Shanghai Telecom, Fujian Telecom and Guang Dong Telecom. In October, 2000, Mr. Lai was presented the "Excellent Manager" industry award in Taiwan for outstanding service as Chairman of City Network. In June, 2002, Mr. Lai was also awarded the "The Excellent Alumnus" award for his success in business beyond graduation from the Taiwan National Military Academy.

HSIN NAN LIN holds an EMBA degree from Chiai University in the Republic of China. He has been Vice President and a Director of City Network since October 2002. He has been Vice President and a Director of City Network (Taiwan) since June, 2002. In addition, he serves on the board of directors for a large Taiwanese investment company called Chief Financial Consultants, Inc. Before joining these groups, Mr. Lin served ten years as the general manager of manufacturing for a company with gross sales of over 3.5 million US dollars per year. From 1990 through to the present, Mr. Lin has had twelve years service as financial consultant for several public companies in Asia and has served as Vice President of Chei-Hwa Financial and Investment Consulting Co., Ltd.

ALICE CHEN possesses a degree in Legal Policy from a government university in the Republic of China. Ms. Chen has been Vice President and a Director of City Network since October 2002. Ms. Chen has been Vice General Manager of Sales and Marketing and a Director of City Network (Taiwan) since January, 1999. Ms. Chen's duty is to implement and develop City Network's worldwide sales and marketing plan. Before joining City Network, Ms. Chen had ten years experience working for the Taiwanese National Security Agency as a national policy analyst. Additionally, Ms. Chen spent three years working as head of sales and marketing for a Taiwanese public company.

I-MIN OU has been Manager of the Technology Department and a Director of City Network since October 2002. From February 2001 to October 2002, Mr. Ou served as a Manager of the Tongnan Technology Company. From June 1999 to January 2001, he served as a Manager of the Gulite Technology Company. From February 1998 to May 1999, Mr. Ou was a Manager for the Hueng Kwuo Technology Company. From 1991 to 1997, he served as a Manager of the Ikuani Technology Company. Since graduating from Tongnan Industry Technology College in July 1991, I-Min Ou has been primarily engaged in electronic engineering and computer automation industry. He has 11 years of experience in engineering.

CHIN-YUAN LIAO has been a Director and Manager of the Engineering Department since October 2002. From January 2000 to October 2002, Mr. Liao served as Manager of the Engineering Department for City Network (Taiwan). From February 1997 to November 2001, he served as Manager of Ikuan Engineering, Inc. From 1990 to 1996, Mr. Liao served as Manager of Taiwuang Engineering, Inc.

The directors named above will serve until the next annual meeting of City Network's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of the directors or officers of City Network and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to City Network's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of City Network's affairs. There are no agreements or understandings for any officer or director of City Network to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended, requires the officers and directors of City Network and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of City Network to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish City Network with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the company believes that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the fiscal year indicated the compensation paid by City Network to the Chief Executive Officer. No other executive officer received a total annual salary and bonus exceeding USD$100,000.

                                                                           Salary
       Name and Principal Position                 Year                     USD                         Bonus
       ---------------------------                 ----                    ------                       -----
           Tiao Tsan "Andy" Lai                    2002                USD$31,200                    USD$2,600
                                                   2001                USD$31,200                    USD$2,600

Our directors do not receive any compensation for serving on the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 12, 2003, the number and percentage of the 24,500,000 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer,
(iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of City Network is the beneficial owner of more than 5% of the outstanding common stock.

Name and                                                         Number of
Address                                                          Shares                 Percent
-------                                                          ------                 -------
Tiao-Tsan "Andy" Lai                                             2,000,000                8%
13 F, No. 77, Hsin Tai Wu Road, Sec. 1 His-Chih
Taipei, Taiwan,
R.O.C.

Hsin-Nan Lin                                                     0                        0
13 F, No. 77, Hsin Tai Wu Road, Sec. 1 His-Chih,
Taipei, Taiwan, R.O.C

Alice Chen                                                       61,000                   *
13 F, No. 77, Hsin Tai Wu Road, Sec. 1 His-Chih
Taipei, Taiwan,
R.O.C.

I-Min Ou                                                         20,000                   *
13 F, No. 77, Hsin Tai Wu Road, Sec. 1 His-Chih,
Taipei, Taiwan, R.O.C.

Chin-Yuan Liao                                                   45,000                   *
13 F, No. 77, Hsin Tai Wu Road, Sec. 1 His-Chih
Chang Hua Hsien,
Taiwan

All officers and directors as a group (5                         2,126,000                8.67%
persons)

* Less than 1%.

CHANGE IN CONTROL.

There are currently no arrangements which would result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Throughout the history of City Netowrk, certain members of the Board of Directors and general management have made loans to the company to cover operating expenses or operating deficiencies.

As of February 28, 2003, City Network has a non interest-bearing loan from Tiao-Tesan Lai, the president of City Network in the amount of $1,271,658.

Officer advance- As of the date of the Exchange Agreement, all prior officer advances were forgiven by the officers of City Network. These advances totaled $33,745.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this Form 10-KSB:

         1. The following financial statements of the company, with the independent auditor's report, are filed as part of this Form 10-KSB:

                      Independent Auditor's Report                                                                  F-2
                      Consolidated Balance Sheets                                                                   F-3
                      Consolidated Statements of Income                                                             F-4
                      Consolidated Statements of Cash Flow                                                          F-5
                      Consolidated Statements of Changes in Stockholders' Equity                                    F-6
                      Notes to Consolidated Financial Statements                                                    F-7


         2. All Financial Schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3. The following exhibits are filed with this report and incorporated by reference as set forth below:

Exhibit No.           Description
-----------           -----------

2.1          (1)      Exchange Agreement dated December 4, 2002 by and among City Network, Inc., the shareholders of City Network, Inc., Investment Agents, Inc., Pamela Ray Stinson, Raymond Robert Acha,
                      and Joseph H. Panganiban
3.1          (2)      Articles of Incorporation of City Network
3.2          (2)      Certificate of Amendment to Articles of Incorporation of City Network
3.3          (3)      Certificate of Amendment of the Articles of Incorporation of City Network
3.4          (2)      Bylaws of City Network
21.1                  Subsidiaries of City Network
99.1                  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002
99.2                  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

             (1) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Form 8-K filed March 5, 2003, and incorporated herein by reference.

             (2) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Form SB-2 filed May 18, 2001, and incorporated herein by reference.

             (3) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Proxy Statement filed March 21, 2003, and incorporated herein by reference.

(b) Reports on Form 8-K. City Network filed a Report on Form 8-K filed March 5, 2003 reporting the acquisition of City Network Technology, Inc.

ITEM 14. CONTROLS AND PROCEDURES.

City Network maintains a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by City Network in the reports that City Network files under the Exchange Act are recorded, processed, summarized and reported within required time periods. City Network's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of City Network's disclosure controls and procedures as of a date within 90 days before the filing of this annual report and have each concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Subsequent to the date of City Network's evaluation, there have been no significant changes to City Network's internal controls or in other factors that could significantly affect City Network's internal controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INVESTMENT AGENTS, INC.

                                By:          /s/ Tiao Tsan Lai
                                    -----------------------------------
                                    TIAO TSAN LAI
                                    President and Chief Executive Officer

Date: June 13, 2003



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By:          /s/ Tiao Tsan Lai
                                    -----------------------------------
                                    TIAO TSAN LAI
                                    President and Chief Executive Officer

                                By:          /s/ Hsin Nan Lin
                                    -----------------------------------
                                    HSIN NAN LIN
                                    Chief Financial Officer

                                By:          /s/ Alice Chen
                                    ------------------------------------
                                    ALICE CHEN
                                    Vice  President

                             CITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                 FEBRUARY 28, 2003 AND 2002

                                TABLE OF CONTENTS

Independent Auditors Report                                       F-2

Consolidated Balance Sheets                                       F-3

Consolidated Statements of Income                                 F-4

Consolidated Statements of Cash Flow                              F-5

Consolidated Statements of Changes in Stockholders' Equity        F-6

Notes to Consolidated Financial Statements                        F-7

                                    INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
CITY NETWORK, INC. AND SUBSIDIARIES
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of City Network, Inc. and its subsidiaries ("the Company") as of February 28, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of City Network, Inc. as of February 28, 2002, were audited by other auditors whose report dated May 22, 2002, on those financial statements included an explanatory paragraph that described the Company's recurring losses and limited capital resources that raise substantial doubt about its ability to continue as a going concern, as discussed in Note O to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the City Network, Inc. and Subsidiaries as of February 28, 2003, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

May 15, 2003
San Diego, California

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                           CONSOLIDATED BALANCE SHEETS

                           FEBRUARY 28, 2003 AND 2002

                                     ASSETS

                                                                     2003              2002
                                                                  ----------        ----------
Current Assets
          Cash and cash equivalents                               $  620,264        $        0
          Accounts receivable, net                                 1,520,341                49
          Inventory                                                  367,006                 0
          Investments                                                108,594                 0
          Other receivables                                           11,460                 0
          Prepaid expenses                                           209,957            11,025
                                                                  ----------        ----------
                  Total Current Assets                             2,837,622            11,074
                                                                  ----------        ----------
Fixed Assets, net                                                  2,338,943                 0
                                                                  ----------        ----------
                 Total Fixed Assets                                2,338,943                 0
                                                                  ----------        ----------
Other Assets
          Deposits                                                       969                 0
          Trademarks                                                   1,193                 0
          Deferred charges                                            36,836                 0
          Intangible assets                                        1,000,000                 0
          Other current assets                                        72,758                 0
                                                                  ----------        ----------
                  Total Other Assets                               1,111,756                 0
                                                                  ----------        ----------
          Total Assets                                            $6,288,321        $   11,074
                                                                  ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2003              2002
                                                                  ----------        ----------
Current Liabilities
          Accounts payable and accrued expenses                   $  540,926        $    8,290
          Due to related party                                     1,271,755            20,399
          Current portion, debt                                      523,142                 0
                                                                  ----------        ----------
          Total Current Liabilities                                2,335,823            28,689
Long-term debt, net of current portion                               311,299                 0
                                                                  ----------        ----------
          Total Liabilities                                        2,647,122            28,689
                                                                  ----------        ----------
Stockholders' Equity
          Common stock, $.001 par value, 25,000,000
               shares authorized, 24,500,000 and 1,970,000
               issued and outstanding, respectively                   24,500             1,970
          Additional paid in capital                               3,540,617            13,500
          Retained earnings (deficit)                                 76,082           (33,085)
                                                                  ----------        ----------
          Total Stockholders' Equity                               3,641,199           (17,615)
                                                                  ----------        ----------
          Total Liabilities and Stockholders' Equity              $6,288,321        $   11,074
                                                                  ==========        ==========


                  See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
                  FISCAL YEARS ENDED FEBRUARY 28, 2003 AND 2002


                                                            2003                2002
                                                        -----------         -----------
Sales, net                                              $ 7,132,970         $        49
Cost of sales                                             6,267,128                 825
                                                        -----------         -----------
          Gross profit                                      865,842                (776)
General and administrative expenses                         708,300              30,339
                                                        -----------         -----------
          Income (loss) from operations                     157,542             (31,115)
                                                        -----------         -----------
Other (Income) Expense
          Interest income                                    (9,431)                  0
          Other income                                       (6,767)                  0
          Forgiveness of debt                               (33,745)                  0
          Gain on currency exchange                         (18,480)                  0
          Miscellaneous                                         497                   0
          Bad debt expense                                       49                   0
          Loss on disposal of assets                          5,275                   0
          Interest expense                                   54,887                   0
                                                        -----------         -----------
          Total Other (Income) Expense                       (7,715)                  0
                                                        -----------         -----------
               Income (loss) before income taxes            165,257             (31,115)
Provision for income taxes                                   44,180                   0
                                                        -----------         -----------
          Net income (loss)                             $   121,077         ($   31,115)
                                                        ===========         ===========

          Net loss per share (basic and diluted)
               Basic                                    $      0.02         ($     0.02)
               Diluted                                  $      0.02         ($     0.02)
          Weighted average number of shares
               Basic                                      7,525,342           1,970,000
               Diluted                                    7,525,342           1,970,000


                  See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FISCAL YEARS ENDED FEBRUARY 28, 2003 AND 2002


                                                                                      2003                 2002
                                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income (loss)                                                        $   121,077         ($   31,115)

Adjustments to reconcile net loss to net cash used in operating activities:
          Amortization                                                                  15,752                   0
          Depreciation                                                                  29,557                   0
          Loss on disposal of assets                                                     5,275                   0
          Bad debt                                                                          49                   0
          Forgivness of bad debt                                                       (33,745)                  0
          Gain on foreign currency exchange                                            (18,480)                  0
          Decrease (Increase) in receivables                                          (952,867)                  0
          Decrease (Increase) in inventory                                            (248,083)                  0
          Decrease (Increase) in other receivables                                     (11,100)                  0
          Decrease (Increase) in prepaid expenses                                      390,036               2,475
          Decrease (Increase) in deferred charges                                     (114,019)                  0
          Decrease (Increase) in other current assets                                 (316,508)                  0
          (Decrease) Increase in accounts payable
               and accrued expenses                                                 (1,001,173)              8,290
          (Decrease) Increase in due from related party                              1,292,154              20,350
                                                                                   -----------         -----------
          Total Adjustments                                                           (963,152)             31,115
                                                                                   -----------         -----------
          Net cash used in operations                                                 (842,075)                  0
                                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of intangibles                                                       (1,286)                  0
          Purchase of investments                                                     (108,594)                  0
          Purchase of furniture and equipment                                         (502,691)                  0
                                                                                   -----------         -----------
          Net cash used in investing activities                                       (612,571)                  0
                                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
          Payment on current portion debt                                             (230,753)                  0
          Issuance of long-term debt                                                   460,212
          Issuance of common stock                                                   1,755,870                   0
                                                                                   -----------         -----------
          Net cash provided by financing activities                                  1,985,329                   0
                                                                                   -----------         -----------
          Net change in cash and cash equivalents                                      530,683                   0
                                                                                   -----------         -----------
          Cash and cash equivalents at beginning of year                                89,581                   0
                                                                                   -----------         -----------
          Cash and cash equivalents at end of year                                 $   620,264         $         0
                                                                                   ===========         ===========

          Supplemental cash flows disclosures:

               Income tax payments                                                 $    24,767         $         0
                                                                                   -----------         -----------
               Interest payments                                                   $    62,425         $         0
                                                                                   -----------         -----------
               Stock dividend paid                                                      11,910                   0
                                                                                   -----------         -----------
               Issuance of stock for purchase of subsidiary                          3,500,000                   0
                                                                                   -----------         -----------


                  See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FISCAL YEARS ENDED FEBRUARY 28, 2003 AND 2002






                                                              2003                2002
                                                           -----------         -----------
Retained (deficits)
          Balance at beginning of year                     ($   33,085)        ($    1,970)
          Issuance of stock dividend                           (11,910)                  0
          Net income (loss)                                    121,077             (31,115)
                                                           -----------         -----------
          Balance at end of year                                76,082             (33,085)
                                                           -----------         -----------
Common stock, par value $.001 (thousands of shares)
          Balance at beginning of year                           1,970               1,970
          Stock cancellation                                    (1,380)                  0
          Stock split                                           11,910                   0
          Common stock issued                                   12,000                   0
                                                           -----------         -----------
          Balance at end of year                                24,500               1,970
                                                           -----------         -----------
Additional paid in capital
          Balance at beginning of year                          13,500              13,500
          Issuance of stock                                  3,527,117                   0
                                                           -----------         -----------
          Balance at end of year                             3,540,617              13,500
                                                           -----------         -----------
Total stockholders' equity at end of year                  $ 3,641,199         ($   17,615)
                                                           ===========         ===========


                  See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2003 AND 2002


NOTE A - ORGANIZATION

      City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc -Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean City Network, Inc. and its subsidiaries.

      On November 14, 2002, City Network Technology, Inc became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.

      Our Company is a provider of Internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace. We intend to be an important provider of these services predicated upon our dedication to delivering user friendly, cost effective, and customer tailored, high speed internet access equipment to meet the business needs of the hospitality, residential property and telecommunication industry worldwide.

      Our Company operates in an industry characterized by significant competition and rapid technological changes. We will need additional investments and funding in order to complete the development and improvements necessary for our products and our planned operations.

      The Company through its acquisition of City Network Technology, Inc. and City Network, Inc. - Taiwan is no longer considered a development stage company, as it was during the fiscal year ended February 28, 2002.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

      Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances. Service income is recognized as the related services are provided pursuant to the terms of the service agreement.

      Principles of Consolidation

      The consolidated financial statements include the accounts of City Network, Inc., and its wholly owned subsidiaries City Network Technology, Inc. and its wholly owned subsidiary, City Network, Inc - Taiwan, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

      Risks and Uncertainties

      Our Company is subject to substantial risks from, among other things, intense competition from the providers of broadband products, services and the telecommunication industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

      Contingencies

      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

      Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

      Allowance for Doubtful Accounts

      We have made an allowance for doubtful accounts for trade receivables based on a combination of write-off history, aging analysis, and any specific known troubled accounts.

      Fixed Assets

      Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

               Furniture and Fixtures                5 years
               Equipment                             5 years
               Computer Hardware and Software        3 years
               Building and Improvements             50 years

      Leasehold Improvements

      Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

      Exchange Gain (Loss):

      During fiscal year ended February 28, 2003, the transactions of City Network, Inc. - Taiwan denominated in foreign currency are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Translation Adjustment

      As of February 28, 2003, the accounts of City Network, Inc. - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars
      (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

      As of February 28, 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02857. The weight-average rate of exchange between NTD and USD was NTD$1 = USD$0.02899.

      Fair Value of Financial Instruments

      Our Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including accounts receivable (trade and related party), notes receivable and accounts payable (trade and related party), and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for long-term debt and revolving credit facility also approximate fair value because interest rates and terms offered to the Company are at current market rates.

      Statement of Cash Flows

      In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year and at year-end. The Company has a diversified customer base, most of which are related parties. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Inventory

      Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of February 28, 2003, inventory consisted only of finished goods.

      Product Warranties

      The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. Future costs for warranties applicable to revenue recognized in the current period are charged to cost of revenue. The warranty accrual is reviewed quarterly to verify that it properly reflects the remaining obligation based on anticipated expenditures over the balance of the obligation period. Adjustments are made when accrual warranty claim experience differs from estimate.

      Long-term equity investments

      Long-term equity investments are accounted for by the equity method when the Company and its subsidiaries owns 20% or more of the investee's voting shares, or less than 20% of investee's voting shares but is able to exercise significant influence over the investee's operation and financial polices. All other long-term equity investments are accounted for by either the lower-of-cost-or-market method or cost method. For long-term equity investments accounted for under the equity method related to investee's that are publicly listed companies, unrealized losses resulting from declines in the market value below cost are recorded as a separate component of stockholders' equity.

      For long-term equity investments in non-listed companies accounted for under the cost method, investments are stated at original cost. A write-down of the investment balance to earnings is taken only if it is determined that there is a permanent decline in the investment's value. Stock dividends do not result in the recognition of investment income.

      For long-term equity investments accounted for by the equity method where the investment cost is different from its net equity of the investee company upon the original investment, the difference is amortized over five years on a straight-line basis. When an investee issues new shares, and the Company subsidiaries do not invest in the new shares in proportion to Company ownership percentage, the resulting change in the Company's ownership percentage in the net assets of the investee is recorded directly to capital surplus and long-term equity investment in the accompanying consolidated balance sheets

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

      Advertising

      Advertising costs are expensed in the year incurred.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

      Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Earnings Per Share

      The Company uses SFAS No. 128, "Earnings Per Share", for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

      The Company adopted the provision of FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

      For goodwill not identifiable with an impaired asset, the Company will establish benchmarks at the lowest lever (entity level) as its method of assessing impairment. In measuring impairment, unidentifiable goodwill will be considered impaired if the fair value at the lowest level is less than its carrying amount. The fair value of unidentifiable goodwill will be determined by subtracting the fair value of the recognized net asset at the lowest level (excluding goodwill) from the value at the lowest level. The amount of the impairment loss should be equal to the difference between the carrying amount of goodwill and the fair value of goodwill. In the event that impairment is recognized, appropriate disclosures would be made.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      New Accounting Pronouncements

      In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No 141 supersedes Accounting Principles Board ("APB") No. 16 and requires any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB16. The statement was effective for any business combination initiated after June 30, 2001 and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001 or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

      In July 2001, the FASB issued SFAS No 142, "Goodwill and Other Intangibles", SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

      In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the assets as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have material impact to the Company's financial position or results of operations.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE C - EXCHANGE AGREEMENT

      On November 14, 2002, City Network Technology, Inc became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002. City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. pursuant to the Exchange Agreement, by issuing 12,000,000 shares of City Network, Inc. stock.

      In connection with the exchange and change in control the name of the Company was changed from Investment Agents, Inc. to City Network, Inc. and the officers and directors of City Network, Inc. resigned and new officers and directors were appointed. Upon the effective date of the exchange and change in control, the Company ceased its relationship with Verio and no longer acts as a referral agent for Verio. See Commitments Note G.


NOTE D - STOCK PURCHASE BUSINESS COMBINATION

      On November 14 2002, the Company completed the purchase of City Network Technology, Inc., a provider of internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace, by acquiring all of the outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network,. Inc. common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, City Network, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

      The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents               $   207,000
Accounts receivable                       1,255,000
Other receivable                             73,000
Prepaid expenses                            181,000
Inventories                                  58,000
Property, plant, and equipment            2,449,000
Investments                                 109,000
Patents                                   1,000,000
Other noncurrent assets                      86,000
                                        -----------
     Total assets                       $ 5,418,000
                                        -----------

Accounts payable                        $  (588,000)
Loan payable                               (194,000)
Other current liabilities                  (231,000)
Current portion - long term debt           (171,000)
Officer advances                           (242,000)
Long-term debt                             (492,000)
                                        -----------
     Total liabilities                  $(1,918,000)
                                        -----------
Total acquisition cost                  $ 3,500,000
                                        ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE D - STOCK PURCHASE BUSINESS COMBINATION (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of City Network Technology, Inc. had occurred at March 1, 2001:

                                    February 28, 2003    February 28, 2002
                                    -----------------    -----------------
 Sales                                $   7,236,161        $     57,479
 Net income                                 121,077              (1,233)
 Net income per share--basic                    .02               .0001
 Net income per share--diluted                  .02               .0001

      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE E - CASH

      The Company maintains its cash balances at various banks in Taiwan. The balances are insured up to approximately $28,570. As of February 28, 2003, there were $448,793 in uninsured balances held at these banks.

NOTE F - FIXED ASSETS

      Fixed assets consist of the following:

                                    2003                2002
                                -----------         -----------
Land                            $ 1,966,694         $         0
Building                            305,429                  --
Furniture and fixtures              118,750                  --
                                -----------         -----------

                                $ 2,390,873                  --

Accumulated depreciation            (51,930)                 --
                                -----------         -----------

                                $ 2,338,943         $         0
                                ===========         ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


NOTE G- COMMITMENTS

      Verio, Inc. - Upon the effective date of the Exchange Agreement, December 14, 2002, and change in control, City Network ceased its relationship with Verio and no longer acts as a referral agent for Verio, Inc. The agreement with Verio, Inc. was a non-exclusive authorized sales representative in the United States to solicit sales of Vario's services, in exchange for commission income. These services included various domain registration services, web hosting services and e-commerce services.

      A Best Information - City Network, Inc. - Taiwan, signed an agreement with A Best Information in 2002 for exclusive right to sell A Best Information's products. There is no expiration date in the agreement, and the Company has the rights to transfer the agreement to any third party with a negotiable price. The Company paid $1,000,000 for these rights.

      Reseller agreements - City Network, Inc. - Taiwan has several signed reseller agreements with various customers. These resellers are given special sales prices and are paid commissions for their sales orders.

NOTE H- LONG-TERM INVESTMENT

      On December 25, 2001 we purchased approximately nine percent (9%) of Unium Technology Corporation for $108,594. Unium Technology Corporation is not currently publicly traded or listed. The cost method accounting for the long-term equity investment of Unium Technology Corporation is being used.

NOTE I - COMPENSATED ABSCENSES

      Employees (can) earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of February 28, 2003 no accumulated vacation liability exists.

NOTE J - INCOME TAXES

      Total Federal and State income tax expense for the years ended February 28, 2003 and 2002 amounted to $44,180 and $0, respectively. For the years ended February 28, 2003 and 2002, there is no difference between the federal statutory tax rate and the effective tax rate.

                               CITY NETWORK, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      FEBRUARY 28, 2003 AND 2002


NOTE K - DEBT

      At February 28, 2003, the Company had notes payable outstanding in the aggregate amount of $834,441. Payable as follows:

Secured note payable to a bank in Taiwan,
interest at 5.325% per annum, due on
March 28, 2003                                   $202,800

Notes payable to a bank in Taiwan,
8.73% per annum, due on
May 17, 2003                                      171,429

Secured note payable to a bank in Taiwan,
interest at 3.175% per annum, due on
May 29, 2019                                      289,286
Secured note payable to a bank in Taiwan,
interest at 7.425% per annum, due on
May 9, 2004                                       147,783

Secured note payable to a bank in Taiwan,
interest at 4.25% per annum, due on
June 12, 2005                                      21,714

Note payable to a bank in Taiwan,
interest at 4.25% per annum, due on
June 6, 2005                                        1,429
                                                 --------


                                                  834,441

                   Current portion                523,142
                                                 --------

                  Long-term portion              $311,299
                                                 --------

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           FEBRUARY 28, 2003 AND 2002


Note L - RELATED PARTY TRANSACTIONS

      Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

      Andy Lai - As of February 28, 2003, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $1,271,658.

      Officer advance - As of the date of the exchange agreement, all prior officer advances were forgiven by the officers of City Network, Inc. These advances totaled $33,745. We have recognized this amount as forgiveness of debt income during the year ended February 28, 2003.

Note M - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

      The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

Note N -  SUBSEQUENT EVENTS

      On February 14, 2003, the Board of Directors of the Company approved and recommended that Company's Articles of Incorporation be amended to include, the increase the number of authorized shares of common stock, par value $0.001 of the Company, from 25,000,000 shares to 100,000,000; and to authorize 50,000,000 shares of preferred stock, par value $0.001.

      On February 17, 2003, the holders of approximately 52% of the outstanding shares of common stock of City Network executed a written consent adopting and approving the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Nevada in March 2003.

Note O - GOING CONCERN

      As of February 28, 2002 the prior auditor issued a Going Concern opinion due to the recurring losses and limited capital resources of the Company.

      As of February 28, 2003 the Company has changed its financial position by its acquisition of City Network Technologies, Inc. pursuant to the Exchange Agreement detailed in Note D above.

                                 CERTIFICATIONS

I, Tiao Tsan Lai, President and Chief Executive Officer of City Network, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of City Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: June 13, 2003



         /s/ Tiao Tsan Lai
-------------------------------------
TIAO TSAN LAI

President and Chief Executive Officer

                                 CERTIFICATIONS

I, Hsin Nan Lin, Chief Financial Officer of City Network, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of City Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: June 13, 2003



    /s/ Hsin Nan Lin
-----------------------
HSIN NAN LIN

Chief Financial Officer