Form 10QSB
period 2003-05-31
CITY NETWORK INC
filed 2003-07-21
CIK 1140827

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 333-61286

                               City Network, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                        88-0467944
-----------------------------------              -------------------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

                         #13F., No. 77, Hsin Tai Wu Road
                          Sec. His-Chih, Taipei County
                            Taiwan, Republic of China
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, including area code (011) 886-2-2698-8588

                                     - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
ITEM 1.  Financial Statements

         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION.......................................   2

         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)...................................   3

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)...................................   4

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY..........................   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MAY 31, 2003...................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.......................................................................  15

ITEM 3.  Controls and Procedures.............................................................  16

                                  PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................................  17

ITEM 2.  Changes in Securities and Proceeds..................................................  17

ITEM 3.  Defaults Upon Senior Securities.....................................................  17

ITEM 4.  Submission of Matters to a Vote of Security Holders.................................  17

ITEM 5.  Other Information...................................................................  17

ITEM 6.  Exhibits and Reports on Form 8-K....................................................  17

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                        May 31, 2003
                                                                        (Unaudited)     February 28, 2003
                                                                        ------------    -----------------
                                                  ASSETS

Current Assets
        Cash and cash equivalents                                       $    968,021       $    620,264
        Accounts receivable, net                                           4,230,736          1,520,341
        Inventory                                                            206,130            367,006
        Investments                                                                0            108,594
        Other receivables                                                    113,059             11,460
        Prepaid expenses                                                     470,538            209,957
                                                                        ------------       ------------
                 Total Current Assets                                      5,988,484          2,837,622
                                                                        ------------       ------------
Fixed Assets, net                                                          2,371,644          2,338,943
                                                                        ------------       ------------
                 Total Fixed Assets                                        2,371,644          2,338,943
                                                                        ------------       ------------
Other Assets
        Deposits                                                             109,687                969
        Trademarks                                                             1,193              1,193
        Deferred charges                                                      34,671             36,836
        Intangible assets                                                  1,000,000          1,000,000
        Other current assets                                                 390,757             72,758
                                                                        ------------       ------------
                 Total Other Assets                                        1,536,308          1,111,756
                                                                        ------------       ------------
        Total Assets                                                    $  9,896,436       $  6,288,321
                                                                        ============       ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                           $  3,520,402       $    540,926
        Due to related party                                               1,572,066          1,271,755
        Current portion, debt                                                833,472            523,142
                                                                        ------------       ------------
        Total Current Liabilities                                          5,925,940          2,335,823
Long-term debt, net of current portion                                       270,770            311,299
                                                                        ------------       ------------
        Total Liabilities                                                  6,196,710          2,647,122
                                                                        ------------       ------------
Stockholders' Equity
        Common stock, $.001 par value, 100,000,000 and
             25,000,000 shares authorized, 24,500,000 issued
             and outstanding, respectively                                    24,500             24,500
        Additional paid in capital                                         3,540,617          3,540,617
        Cumulative foreign-exchange translation adjustment                    28,220                  0
        Retained earnings                                                    106,389             76,082
                                                                        ------------       ------------
        Total Stockholders' Equity                                         3,699,726          3,641,199
                                                                        ------------       ------------
        Total Liabilities and Stockholders' Equity                      $  9,896,436       $  6,288,321
                                                                        ============       ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                        -------------------------------
                                                                           May 31,           May 31,
                                                                            2003              2002
                                                                        ------------       ------------
Sales, net                                                              $  4,742,451       $          0

Cost of sales                                                              4,436,356                225
                                                                        ------------      -------------
        Gross profit                                                         306,095               (225)

General and administrative expenses                                          239,980              2,440
                                                                        ------------      -------------
        Income (loss) from operations                                         66,115             (2,665)
                                                                        ------------      -------------
Other (Income) Expense
        Interest income                                                      (11,783)                 0
        Other income                                                          (4,932)                 0
        Gain on currency exchange                                               (369)                 0
        Bad debt expense                                                      36,645                  0
        Interest expense                                                      11,699                  0
                                                                        ------------      -------------
        Total Other (Income) Expense                                          31,260                  0
                                                                        ------------      -------------
        Income (loss) before income taxes                                     34,855             (2,665)

Provision for income taxes                                                     4,548                  0

        Income (loss)                                                   $     30,307      ($      2,665)
                                                                        ============      =============
Net income (loss) per share (basic and diluted)
        Basic                                                           $      0.001      ($      0.001)
        Diluted                                                         $      0.001      ($      0.001)

Weighted average number of shares
        Basic                                                             24,500,000          1,970,000
        Diluted                                                           24,500,000          1,970,000

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                           May 31,           May 31,
                                                                            2003              2002
                                                                        ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income (loss)                                               $     30,307      ($      2,665)

Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation                                                           6,596                  0
        Bad debt                                                              36,645                  0
        Gain on foreign currency exchange                                       (369)                 0
        Translation adjustments                                              (23,038)                 0
        Decrease (Increase) in receivables                                (2,698,764)                 0
        Decrease (Increase) in inventory                                     163,684                  0
        Decrease (Increase) in other receivables                            (101,511)                 0
        Decrease (Increase) in prepaid expenses                             (258,975)               675
        Decrease (Increase) in deferred charges                                2,447                  0
        Decrease (Increase) in deposit                                      (108,711)                 0
        Decrease (Increase) in other current assets                         (317,442)                 0
        (Decrease) Increase in accounts payable
             and accrued expenses                                          2,975,698             (6,300)
        (Decrease) Increase in due from related party                        290,582              8,290
                                                                        ------------      -------------
        Total Adjustments                                                    (33,158)             2,665
                                                                        ------------      -------------
        Net cash used in operations                                           (2,851)                 0
                                                                        ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of investment                                     108,594                  0
        Purchase of furniture and equipment                                  (21,403)                 0
                                                                        ------------      -------------
        Net cash provided by investing activities                             87,191                  0
                                                                        ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Payment on current portion debt                                      (42,911)                 0
        Issuance of short-term debt                                          306,328                  0
                                                                        ------------      -------------
        Net cash provided by financing activities                            263,417                  0
                                                                        ------------      -------------
        Net change in cash and cash equivalents                              347,757                  0
                                                                        ------------      -------------
        Cash and cash equivalents at beginning of year                       620,264                  0
                                                                        ------------      -------------
        Cash and cash equivalents at end of period                      $    968,021       $          0
                                                                        ============      =============
Supplemental cash flows disclosures:                                               0                  0
                                                                        ------------      -------------
        Income tax payments                                                        0                  0
                                                                        ------------      -------------
        Interest payments                                                     11,699                  0

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        May 31, 2003
                                                                        (Unaudited)     February 28, 2003
                                                                        ------------    -----------------
Retained (deficits)
        Balance at beginning of year                                    $     76,082      ($     33,085)
        Issuance of stock dividend                                                 0            (11,910)
        Net income (loss)                                                     30,307            121,077
                                                                        ------------      -------------
        Balance at end of year                                               106,389             76,082
                                                                        ------------      -------------
Common stock, par value $.001 (thousands of shares)
        Balance at beginning of year                                          24,500              1,970
        Stock cancellation                                                         0             (1,380)
        Stock split                                                                0             11,910
        Common stock issued                                                        0             12,000
                                                                        ------------      -------------
        Balance at end of year                                                24,500             24,500
                                                                        ------------      -------------
Additional paid in capital
        Balance at beginning of year                                       3,540,617             13,500
        Issuance of stock                                                          0          3,527,117
                                                                        ------------      -------------
        Balance at end of year                                             3,540,617          3,540,617
                                                                        ------------      -------------
Cumulative foreign-exchange translation adjustment
        Balance at beginning of year                                               0                  0
        Foreign currency translation                                          28,220                  0
                                                                        ------------      -------------
        Balance at end of year                                                28,220
                                                                        ------------      -------------
Total stockholders' equity at end of year                               $  3,699,726       $  3,641,199
                                                                        ============      =============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 1 - NATURE OF OPERATIONS

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

The Company, through its acquisition of City Network Technology, Inc. and City Network, Inc. - Taiwan is no longer considered a development stage company, as it was during the fiscal year ended February 28, 2002.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements --------------------------------------- have been prepared by City Network,
Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended May 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended February 28, 2003.

Basis of Consolidation - The consolidated financial statements for 2003 and 2002 ---------------------- include the accounts of City Network, Inc. and its wholly owned subsidiaries, City Network Technology, Inc. - BVI and City Network, Inc. - Taiwan. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition - Revenue from sales of products to customers is recognized ------------------- upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

Cash and Cash Equivalents - Cash equivalents are stated at cost. Cash ------------------------- equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts - The Company establishes an allowance for ------------------------------- doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

                       CITY NETWORK, INC. AND SUBSIDIARIES

                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets - Property and equipment are stated at cost less accumulated ------------ depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

                  Furniture and Fixtures                 5 years
                  Equipment                              5 years
                  Computer Hardware and Software         3 years
                  Building and Improvements              50 years

Inventory - Inventory is valued at the lower of cost or market; cost is --------- determined on the weighted average method. As of May 31, 2003, inventory consisted only of finished goods.

Contingencies - Certain conditions may exist as of the date the financial ------------- statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of May 31, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising - Advertising costs are expensed in the year incurred.
-----------

Estimates - The preparation of financial statements in conformity with generally --------- accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Concentration of Credit Risk - Financial instruments, which subject the Company ---------------------------- to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. Concentration of credit risk with respect to trade accounts receivable is primarily from related parties located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

Stock Based Compensation - The Company accounts for stock-based employee ------------------------ compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Impairment of Long-Lived Assets - On January 1, 2002 the Company adopted SFAS ------------------------------- 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

Earnings Per Share - Earnings per share are based on the weighted average number ------------------ of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - Income taxes have been provided based upon the tax laws and rates ------------ in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

Exchange Gain (Loss) - As of May 31, 2003, the transactions of City Network, -------------------- Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustments - As of May 31, 2003, the accounts of City Network, Inc. ----------------------- - Taiwan were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of May 31, 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02879. The weight-average rate of exchange between NTD and USD was NTD$1 = USD$0.02874.

New Accounting Pronouncements - In July 2001, the FASB issued SFAS 141 "Business ----------------------------- Combinations". SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on the consolidated results of operations or financial position of the Company.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to Goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to and has adopted SFAS 142 effective January 1, 2002. The adoption of this pronouncement did not have a material effect to the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS supersedes SFAS 121 and the accounting and reporting provisions of APB 30. SFAS 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the statement as of January 1, 2002. Management does not expect the adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 3 - CONCENTRATION
         -------------
The Company had twelve major customers during the three months ended May 31, 2003. Of the twelve customers referred to herein, three customers comprise 53% of the total sales during the first quarter ended May 31, 2003. Sales to these customers were approximately $2,477,801. Included in accounts receivable is $1,264,838 from these customers as of May 31, 2003.

Note 4 - CASH
         ----
The Company maintains its cash balances at various banks in Taiwan. The balances are insured up to approximately $28,570. As of May 31, 2003, there was $796,590 in uninsured balances held at these banks.

                       CITY NETWORK, INC. AND SUBSIDIARIES

                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

Note 5 - FIXED ASSETS
         ------------
         Fixed assets consist of the following:

Land                                   $  1,966,694
Building                                    305,429
Furniture and fixtures                      158,442
                                       ------------
                                       $  2,430,565

Accumulated depreciation                    (58,921)
                                       ------------
                                       $  2,371,644
                                       ------------

Note 6 - COMPENSATED ABSENCES
         --------------------
Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of May 31, 2003 no accumulated vacation liability exists.

Note 7 - COMMITMENTS
         -----------
A Best Information - City Network, Inc. - Taiwan, signed an agreement with A Best Information in 2002 for the exclusive right to sell A Best Information's products. There is no expiration date in the agreement, and the Company has the rights to transfer the agreement to any third party with a negotiable price. The Company paid $1,000,000 for these rights.

Reseller Agreements - City Network, Inc. - Taiwan has several signed reseller agreements with various customers. These resellers are given special sales prices and are paid commissions for their sales orders.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

Note 8 - DEBT
         ----
         At May 31, 2003, the Company had notes payable outstanding in the aggregate amount of $1,104,242. Payable as follows:

Secured note payable to a bank in Taiwan, interest at
6.12% per annum, due on December 24, 2003                        $    78,831

Secured note payable to a bank in Taiwan, interest at
4.5% per annum, due on September 17, 2003                            431,850

Notes payable to a bank in Taiwan, 8.73% per annum,
due on June 16, 2003                                                 172,740

Secured note payable to a bank in Taiwan, interest at
3.175% per annum, due on May 29, 2016                                280,703

Secured note payable to a bank in Taiwan, interest at
7.425% per annum, due on May 9, 2004                                 119,131

Secured note payable to a bank in Taiwan, interest at
4.25% per annum, due on June 12, 2005                                 19,692

Note payable to a bank in Taiwan, interest at 4.25% per
annum, due on June 12, 2005                                            1,295
                                                                 -----------

                                                                   1,104,242

                  Current portion                                    833,472

                  Long-term portion                              $   270,770
                                                                 -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

Note 9 - EXCHANGE AGREEMENT

On November 14, 2002, City Network Technology, Inc. became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002. City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. pursuant to the Exchange Agreement, by issuing 12,000,000 shares of City Network, Inc. stock.

In connection with the exchange and change in control the name of the Company was changed from Investment Agents, Inc. to City Network, Inc. and the officers and directors of City Network, Inc. resigned and new officers and directors were appointed.

Note 10 - STOCK PURCHASE BUSINESS COMBINATION

On November 14, 2002, the Company completed the purchase of City Network Technology, Inc., a provider of internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace, by acquiring all of the outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.'s common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, City Network, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition.

Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of May 31, 2003, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $1,560,035.

Note 12 - SUBSEQUENT EVENTS

Subsequent to May 31, 2003 the Company completed a private placement for the sale of 500,000 shares of its common stock. The shares were sold at a price of $1.44 per share, for a total amount of $720,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and our ability to operate profitably after the initial growth period is completed.

THREE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002 FOR CITY NETWORK, INC. AND FOR
              CITY NETWORK-TAIWAN

         Sales. Net sales for the three months ended May 31, 2003 were $4,742,451 compared to $0 for the three months ended May 31, 2002. The increase in sales for the three months ended May 31, 2003 was due to the acquisition of all of the issued and outstanding stock of City Network Technology, Inc. ("CNT"), who holds all of the issued and outstanding stock of City Network Inc.-Taiwan ("CNT-Taiwan")(the "Acquisition"). CNT-Taiwan's net sales for the three months ended May 31, 2003 were $4,742,451 compared to $661,122 for the three months ended May 31, 2002. The increase in sales was due to changes in business strategy, which included participation in international exhibits to increase brand awareness as well as a perceived increase in market demand.

         Cost of Sales. Cost of sales for the three months ended May 31, 2003 was $4,436,356 or 93.5% of sales, as compared to $225 during the three months ended May 31, 2002. The increase in cost of sales was due to the Acquisition. CNT-Taiwan's cost of sales for the three months ended May 31, 2003 was $4,436,356, or 93.5% of sales, as compared to $607,505, or 92% of sales, for the three months ended May 31, 2002. The increase in cost of sales was directly proportional to the increase in sales.

         General and Administrative Expenses. General and Administrative Expenses were $239,980, or 5.1% of sales, for the three months ended May 31, 2003, as compared to $2,440 for the three months ended May 31, 2002. The increase was due to the Acquisition. CNT-Taiwan's cost of sales for the three months ended May 31, 2003 was $239,980, or 5.1% of sales, as compared to $102,289, or 15.5% of sales, for the three months ended May 31, 2002. The increase in general and administrative expenses was due to an increase in advertising activities, an expansion of business and increase in staff size. The decrease in general and administrative expenses as a percentage of sales was due to an expansion in volume of business. Specifically, the increase in sales exceeded the increase in general and administrative expenses.

         Income (Loss) from Operations. Income from operations for the three months ended May 31, 2003 was $66,115, compared to net loss from operations for the three months ended May 31, 2002 of ($2,665). The increase in income from operations was due to the Acquisition. CNT-Taiwan's income from operations for the three months ended May 31, 2003 was $66,115 as compared to a loss from operations of $48,672. This change is primarily due to operating income increasing at a greater rate than expenses.

         Other (Income) Expense. Other (income) expense was $31,260 for the three months ended May 31, 2003, as compared to $0 for the three months ended May 31, 2002, or a net change of $31,260 as a result of the Acquisition. CNT-Taiwan's other income for the three months ended May 31, 2003 was $31,260, as compared to $155 for the three months ended May 31, 2002. This increase is primarily attributable to an increase in bad debt expense.

         Net Income (Loss). Net income for three months ended May 31, 2003 was $30,307 compared to net loss of ($2,665) for the three months ended May 31, 2002. The increase in net income is due to the Acquisition. CNT-Taiwan contributed net income for the three months ended May 31, 2003 of $30,307 as compared to a loss of $63,222 for the three months ended May 31, 2002 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended May 31, 2003, the Company had cash and cash equivalents of $968,021. The Company used $2,851 of net cash in operations, used $87,191 of net cash in investing activities and had $263,417 of net cash provided by financing activities. The Company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion. The Company's short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely effect the Company's ability to continue operations. Therefore, the Company is taking precautions to manage this risk, including diversifying its customer base and control credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. The Company's inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.

ITEM 3.       CONTROLS AND PROCEDURES

         The Company maintains a system of internal controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act are recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report and have each concluded that as of the evaluation date, such controls and procedures were effective, in all material respects, to ensure that required information in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. Subsequent to the date of the Company's evaluation, there have been no significant changes to the Company's internal controls or in other factors that could significantly affect the Company's internal controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Current Report on Form 8-K/A filed on March 5, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: July 21, 2003             CITY NETWORK, INC.

                                          By: /s/ Tiao Tsan Lai
                                              ------------------------------
                                              Name: Tiao Tsan Lai
                                              Title: Chief Executive Officer
                                              (Principal Executive Officer)

         Dated: July 21, 2003             By: /s/ Hsin Nan Lin
                                              ------------------------------
                                              Name: Hsin Nan Lin
                                              Title: Chief Financial Officer
                                              (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Tiao Tsan Lai, certify that:

1.   I have reviewed this quarterly report of Form 10-QSB of City Network, Inc.;

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

Date: July 21, 2003             By: /s/ Tiao Tsan Lai
                                    -------------------------
                                    Name: Tiao Tsan Lai
                                    Title: Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Hsin Nan Lin, certify that:

1.   I have reviewed this quarterly report of Form 10-QSB of City Network, Inc.;

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

Date: July 21, 2003                    By: /s/ Hsin Nan Lin
                                           ------------------------------
                                           Name: Hsin Nan Lin
                                           Title: Chief Financial Officer