Form 10QSB
period 2003-08-31
CITY NETWORK INC
filed 2003-10-20
CIK 1140827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-61286

                               CITY NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                   88-0467944
(State or other jurisdiction of         (I.R.S. Employer Identification No)
 incorporation or organization)

                         #13F., NO. 77, HSIN TAI WU ROAD
                          SEC. HIS-CHIH, TAIPEI COUNTY
                            TAIWAN, REPUBLIC OF CHINA
               (Address of principal executive offices) (Zip Code)

                               011-886-2-2698-8588
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes   [ ]   No   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ____25,000,000_______

      Transitional Small Business Disclosure Format (check one):

      Yes   [ ]   No   [X]

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION........................................................................1

              ITEM 1.    FINANCIAL STATEMENTS..............................................................1

                         Consolidated Statements of Financial Position.....................................1

                         Consolidated Statements of Operations.............................................2

                         Consolidated Statements of Cash Flows.............................................3

                         Consolidated Statements of Changes in Stockholders' Equity........................4

                         Notes to Condensed Consolidated Financial Statements .............................5

              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS.............................................13

              ITEM 3.    CONTROLS AND PROCEDURES..........................................................15

PART II.      OTHER INFORMATION...........................................................................16

              ITEM 1.    LEGAL PROCEEDINGS................................................................16

              ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS........................................16

              ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................................16

              ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................16

              ITEM 5.    OTHER INFORMATION................................................................16

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                  Consolidated Statements of Financial Position

                                     ASSETS

                                                             August 31, 2003
                                                                (Unaudited)   February 28, 2003
                                                             ---------------  -----------------
Current Assets
   Cash and cash equivalents                                    $   478,188      $  620,264
   Accounts receivable, net                                       6,283,638       1,520,341
   Inventory                                                        772,148         367,006
   Investments                                                            0         108,594
   Equity in net assets of affiliated company                       315,012               0
   Other receivables                                                107,889          11,460
   Prepaid expenses                                                 253,706         209,957
                                                                -----------      ----------
     Total Current Assets                                         8,210,581       2,837,622
                                                                -----------      ----------
Fixed Assets, net                                                 2,401,975       2,338,943
                                                                -----------      ----------
     Total Fixed Assets                                           2,401,975       2,338,943
                                                                -----------      ----------
Other Assets
   Deposits                                                         139,888             969
   Trademarks                                                         1,193           1,193
   Deferred charges                                                  32,705          36,836
   Intangible assets                                              1,000,000       1,000,000
   Other current assets                                             440,722          72,758
                                                                -----------      ----------
     Total Other Assets                                           1,614,508       1,111,756
                                                                -----------      ----------
Total Assets                                                    $12,227,064      $6,288,321
                                                                ===========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                        $ 3,424,485      $  540,926
   Due to related party                                           1,141,602       1,271,755
   Payable to investee                                              127,898               0
   Current portion, debt                                          2,647,118         523,142
                                                                -----------      ----------
   Total Current Liabilities                                      7,341,103       2,335,823
Long-term debt, net of current portion
     Total Liabilities                                              266,969         311,299
                                                                -----------      ----------
Stockholders' Equity                                              7,608,072       2,647,122
                                                                -----------      ----------
     Common stock, $.001 par value, 100,000,000 and                  25,000          24,500
         25,000,000 shares authorized, 25,000,000 and
         24,500,000 issued and outstanding, respectively
     Additional paid in capital                                   4,260,117       3,540,617
     Cumulative foreign-exchange translation adjustment              99,524               0
     Retained earnings                                              234,351          76,082
                                                                -----------      ----------
     Total Stockholders' Equity                                   4,618,992       3,641,199
                                                                -----------      ----------
     Total Liabilities and Stockholders' Equity                 $12,227,064      $6,288,321
                                                                ===========      ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                     ------------------------------       ------------------------------
                                                      August 31,         August 31,        August 31,         August 31,
                                                         2003              2002               2003              2002
                                                     ------------       -----------       ------------       -----------
Sales, net                                           $  4,924,237       $         0       $  9,666,688       $         0
Cost of sales                                           4,529,010               225          8,965,366               450
                                                     ------------       -----------       ------------       -----------
     Gross profit                                         395,227              (225)           701,322              (450)
General and administrative expenses                       223,554             2,251            463,534             4,691
                                                     ------------       -----------       ------------       -----------
     Income (loss) from operations                        171,673            (2,476)           237,788            (5,141)
                                                     ------------       -----------       ------------       -----------
Other (Income) Expense
     Interest income                                       (2,761)                0            (14,544)                0
     Other income                                         (12,426)                0            (17,358)                0
     (Gain) loss on currency exchange                       1,067                 0                698                 0
     Equity in earnings of investee                         9,988                 0              9,988                 0
     Bad debt expense                                      19,939                 0             56,584                 0
     Interest expense                                      13,703                 0             25,402                 0
                                                     ------------       -----------       ------------       -----------
     Total Other (Income) Expense                          29,510                 0             60,770                 0
                                                     ------------       -----------       ------------       -----------

     Income (loss)  before income taxes                   142,163            (2,476)           177,018            (5,141)

Provision for income taxes                                 14,201                 0             18,749                 0
                                                     ------------       -----------       ------------       -----------

     Income (loss)                                   $    127,962       ($    2,476)      $    158,269       ($    5,141)
                                                     ============       ===========       ============       ===========

Net income (loss) per share (basic and diluted)
     Basic                                           $      0.005       ($    0.001)      $      0.006       ($    0.003)
     Diluted                                         $      0.005       ($    0.001)      $      0.006       ($    0.003)

Weighted average number of shares
     Basic                                             24,833,333         1,970,000         24,666,667         1,970,000
     Diluted                                           24,833,333         1,970,000         24,666,667         1,970,000

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                               --------------------------------
                                                                               August 31, 2003  August 31, 2002
                                                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                           $   158,269       ($ 5,141)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                     18,558              0
     Bad debt                                                                         56,584              0
     Equity in earning of investee                                                     9,988              0
     Decrease (Increase) in receivables                                           (4,667,177)             0
     Decrease (Increase) in inventory                                               (393,331)             0
     Decrease (Increase) in other receivables                                        (94,779)             0
     Decrease (Increase) in prepaid expenses                                         (39,868)         1,350
     Decrease (Increase) in deferred charges                                           4,632              0
     Decrease (Increase) in deposit                                                 (136,779)             0
     Decrease (Increase) in other current assets                                    (361,222)             0
     (Decrease) Increase in accounts payable and accrued expenses                  2,831,175         (6,574)
     (Decrease) Increase in payable to investee                                      127,898              0
     (Decrease) Increase in due from related party                                  (147,616)        10,365
                                                                                 -----------       --------
     Total Adjustments                                                            (2,791,937)         5,141
                                                                                 -----------       --------
     Net cash used in operations                                                  (2,633,668)             0
                                                                                 -----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investment                                                108,594              0
     Purchase of net assets of affiliated company                                   (325,000)
     Purchase of furniture and equipment                                             (78,806)             0
                                                                                 -----------       --------
     Net cash provided by investing activities                                      (295,212)             0
                                                                                 -----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment on current portion debt                                                 (44,330)             0
     Issuance of short-term debt                                                   2,123,976              0
     Issuance of common stock                                                        720,000              0
                                                                                 -----------       --------
     Net cash provided by financing activities                                     2,799,646              0
                                                                                 -----------       --------
     Effect of exchange rate change on cash                                          (12,842)             0
     Net change in cash and cash equivalents                                        (142,076)             0
                                                                                 -----------       --------
     Cash and cash equivalents at beginning of year                                  620,264              0
                                                                                 -----------       --------
     Cash and cash equivalents at end of period                                  $   478,188       $      0
                                                                                 ===========       ========

Supplemental cash flows disclosures:
Income tax payments                                                              $         0       $      0
                                                                                 -----------       --------
Interest payments                                                                $    25,402       $      0
                                                                                 -----------       --------

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

           Consolidated Statements of Changes in Stockholders' Equity


                                                       August 31,2003
                                                         (Unaudited)   February 28, 2003
                                                       --------------  -----------------
Retained (deficits)
     Balance at beginning of year                        $   76,082      ($   33,085)
     Issuance of stock dividend                                   0          (11,910)
     Net income (loss)                                      158,269          121,077
                                                         ----------      -----------

     Balance at end of year                                 234,351           76,082
                                                         ----------      -----------

Common stock, par value $.001 (thousands of shares)
     Balance at beginning of year                            24,500            1,970
     Stock cancellation                                           0           (1,380)
     Stock split                                                  0           11,910
     Common stock issued                                        500           12,000
                                                         ----------      -----------

     Balance at end of year                                  25,000           24,500
                                                         ----------      -----------

Additional paid in capital
     Balance at beginning of year                         3,540,617           13,500
     Issuance of stock                                      719,500        3,527,117
                                                         ----------      -----------

     Balance at end of year                               4,260,117        3,540,617
                                                         ----------      -----------

Cumulative foreign-exchange translation adjustment
     Balance at beginning of year                                 0                0
     Foreign currency translation                            99,524                0
                                                         ----------      -----------

     Balance at end of year                                  99,524                0
                                                         ----------      -----------

Total stockholders' equity at end of year                $4,618,992      $ 3,641,199
                                                         ==========      ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean City Network, Inc. and its subsidiaries.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended August 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended February 28, 2003.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation - The consolidated financial statements for 2003 and 2002 include the accounts of City Network, Inc. and its wholly owned subsidiaries, City Network Technology, Inc. - BVI, City Network, Inc. - Taiwan, and City Network Construction. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition - Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances.

Cash and Cash Equivalents - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections and management's evaluation of existing economic conditions.

Fixed Assets - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization is removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

Furniture and Fixtures             5 years
Equipment                          5 years
Computer Hardware and Software     3 years
Building and Improvements          50 years

Inventory - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of August 31, 2003, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of August 31, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

Advertising - Advertising costs are expensed in the year incurred.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Concentration of Credit Risk - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. Concentration of credit risk with respect to trade accounts receivable is primarily from related parties located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Impairment of Long-Lived Assets - On January 1, 2002 the Company adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

Exchange Gain (Loss) - As of August 31, 2003, the transactions of City Network, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustments - As of August 31, 2003, the accounts of City Network, Inc. - Taiwan and City Network Construction were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of August 31, 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02922. The weight-average rate of exchange between NTD and USD was NTD$1 = USD$0.02886.

New Accounting Pronouncements - In July 2001, the FASB issued SFAS 141 "Business Combinations". SFAS 141 requires that all business combinations initiated or completed after June 30, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. The Company adopted SFAS 141 as of July 1, 2001. The adoption of the new statement had no effect on the consolidated results of operations or financial position of the Company.

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

NOTE 3 - CONCENTRATION

The Company had fourteen major customer during the three months ended August 31, 2003. Of the twelve customers referred to herein, six customers comprise 37% of the total sales during the second quarter ended August 31, 2003. Sales to these customers were approximately $3,561,266. Included in accounts receivable is $2,893,659 from these customers as of August 31, 2003.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan. The balances are insured up to approximately $28,570. As of August 31, 2003, there was $360,421 in uninsured balances held at these banks.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

Note 5 - FIXED ASSETS

         Fixed assets consist of the following:

                                           August 31, 2003     February 28, 2003
                                           ---------------     -----------------
         Land                                $ 1,966,694          $ 1,966,694
         Building                                305,429              305,429
         Furniture and fixtures                  197,556              118,750
                                             -----------          -----------
                                             $ 2,469,679          $ 2,390,873
         Accumulated depreciation                (67,704)             (51,930)
                                             -----------          -----------
                                             $ 2,401,975          $ 2,338,943
                                             ===========          ===========

Note 6 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of August 31, 2003 no accumulated vacation liability exists.

Note 7 - COMMITMENTS

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

Note 8 - DEBT

         At August 31, 2003, the Company had notes payable outstanding in the aggregate amount of $2,914,087. Payable as follows:

         Note payable to individuals, no interest, due
         on demand                                                    $1,483,531

         Note payable to a bank in Taiwan,
         interest at 8.73% per annum, due on
         June 16, 2004                                                   175,320

         Note payable to a bank in Taiwan,
         interest at 4.5% per annum, due on
         September 17, 2003                                              349,930

         Notes payable to a bank in Taiwan,
         interest at 4.5% per annum, due on
         December 26, 2003                                               516,272

         Note payable to a bank in Taiwan,
         interest at 3.175% per annum, due on
         August 29, 2016                                                 279,416

         Secured note payable to a bank in Taiwan,
         interest at 7.425% per annum, due on
         August 9, 2004                                                   90,683

         Secured note payable to a bank in Taiwan,
         interest at 4.25% per annum, due on
         June 12, 2005                                                    17,766

         Note payable to a bank in Taiwan,
         interest at 4.25% per annum, due on
         June 12, 2005                                                     1,169
                                                                      ----------
                                                                       2,914,087
                  Current portion                                      2,647,118
                                                                      ----------
                  Long-term portion                                   $  266,969
                                                                      ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

Note 9 - EXCHANGE AGREEMENT

On November 14, 2002, City Network Technology, Inc became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002. City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. pursuant to the Exchange Agreement, by issuing 12,000,000 shares of common stock of City Network, Inc.

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

Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of August 31, 2003, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $1,141,602.

Note 12 - ACQUISITION

As of August 31, 2003, the Company has entered into an agreement to acquire twenty-five percent (25%) of the common stock of a company for $325,000. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of August 31, 2003 the Company recognized a loss $9,988 from their acquisition.

Note 13 - PRIVATE PLACEMENT SALE

In June 2003 the Company completed a private placement for the sale of 500,000 shares of its common stock. The shares were sold at a price of $1.44 per share, for a total amount of $720,000.

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

THREE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002 FOR CITY NETWORK, INC. AND FOR CITY NETWORK-TAIWAN

SALES. Net sales for the three months ended August 31, 2003 were $4,924,237 compared to $0 for the three months ended August 31, 2002. The increase in sales for the three months ended August 31, 2003 was due to the acquisition of all of the issued and outstanding stock of City Network Technology, Inc. ("CNT"), who holds all of the issued and outstanding stock of City Network Inc.-Taiwan ("CNT-Taiwan")(the "Acquisition"). CNT-Taiwan's net sales for the three months ended August 31, 2003 were $4,924,237 compared to $662,274 for the three months ended August 31, 2002. The increase in sales was due to changes in business strategy, which included participation in international exhibits to increase brand awareness as well as a perceived increase in market demand.

COST OF SALES. Cost of sales for the three months ended August 31, 2003 was $4,529,010 or 91.7% of sales, as compared to $225 during the three months ended August 31, 2002. The increase in cost of sales was due to the Acquisition. CNT-Taiwan's cost of sales for the three months ended August 31, 2003 was $4,529,010, or 91.97% of sales, as compared to $608,564, or 91.89% of sales, for the three months ended August 31, 2002. The increase in cost of sales was directly proportional to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $223,554, or 4.5% of sales, for the three months ended August 31, 2003, as compared to $2,251 for the three months ended August 31, 2002. The increase was due to the Acquisition. CNT-Taiwan's selling, general and administrative expense for the three months ended August 31, 2003 was $217,433 or 4.42% as compared to 102,467, or 15.47% for the three months ended August 31, 2002. The increase in general and administrative expenses was due to an increase in advertising activities, an expansion of business and increase in staff size. The decrease in general and administrative expenses as a percentage of sales was due to an expansion in volume of business. Specifically, the increase in sales exceeded the increase in general and administrative expenses.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the three months ended August 31, 2003 was $171,613, compared to net loss from operations for the three months ended August 31, 2002 of ($2,476). The increase in income from operations was due to the Acquisition. CNT-Taiwan's income from operations for the three months ended August 31, 2003 was $178,238 as compared to a loss from operations of $(48,758) for the three months ended August 31, 2002. This change is primarily due to operating income increasing at a greater rate than expenses.

OTHER (INCOME) EXPENSE. Other (income) expense was $29,510 for the three months ended August 31, 2003, as compared to $0 for the three months ended August 31, 2002 , or a net change of 29,510 as a result of the Acquisition. CNT-Taiwan's other (income) expense for the three months ended August 31, 2003 was $36,231, as compared to $14,575 for the three months ended August 31, 2002.

NET INCOME (LOSS). Net income for three months ended August 31, 2003 was $127,962 compared to net loss of ($2,476) for the three months ended August 31, 2002. The increase in net income is due to the Acquisition. CNT-Taiwan contributed net income for the three months ended August 31, 2003 of $127,806 as compared to a loss of $(63,332) for the three months ended August 31, 2002 for the reasons primarily described above.

SIX MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002 FOR CITY NETWORK, INC. AND FOR CITY NETWORK-TAIWAN

SALES. Net sales for the six months ended August 31, 2003 were $9,666,688 compared to $0 for the six months ended August 31, 2002. The increase in sales for the six months ended August 31, 2003 was due to the acquisition of all of the issued and outstanding stock of City Network Technology, Inc. ("CNT"), who holds all of the issued and outstanding stock of City Network Inc.-Taiwan ("CNT-Taiwan")(the "Acquisition"). CNT-Taiwan's net sales for the six months ended August 31, 2003 were $9,666,688 compared to $ 3,264,116 for the six months ended August 31, 2002. The increase in sales was due to changes in business strategy, which included participation in international exhibits to increase brand awareness as well as a perceived increase in market demand.

COST OF SALES. Cost of sales for the six months ended August 31, 2003 was $8,965,366 or 92.7% of sales, as compared to $450 during the six months ended August 31, 2002. The increase in cost of sales was due to the Acquisition. CNT-Taiwan's cost of sales for the six months ended August 31, 2003 was $8,965,366, or 92.7% of sales, as compared to $2,837,230 or 86.92% of sales, for the six months ended August 31, 2002. The increase in cost of sales was directly proportional to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $463,534, or 4.7% of sales, for the six months ended August 31, 2003, as compared to $4,691 for the six months ended August 31, 2002. The increase was due to the Acquisition. CNT-Taiwan's selling, general and administrative expense for the six months ended August 31, 2003 was $463,534, or 4.8% of sales, as compared to $264,390, or 8.1% of sales, for the six months ended August 31, 2002. The increase in general and administrative expenses was due to an increase in advertising activities, an expansion of business and increase in staff size. The decrease in general and administrative expenses as a percentage of sales was due to an expansion in volume of business. Specifically, the increase in sales exceeded the increase in general and administrative expenses.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the six months ended August 31, 2003 was $237,788, compared to net loss from operations for the six months ended August 31, 2002 of ($5,141). The increase in income from operations was due to the Acquisition. CNT-Taiwan's income from operations for the six months ended August 31, 2003 was $238,272 as compared to income from operations of $162,494. This change is primarily due to operating income increasing at a greater rate than expenses.

OTHER (INCOME) EXPENSE. Other (income) expense was $60,770 for the six months ended August 31, 2003, as compared to $0 for the six months ended August 31, 2002, or a net change of $60,770 as a result of the Acquisition. CNT-Taiwan's other income for the six months ended August 31, 2003 was $50,785, as compared to $27,159 for the six months ended August 31, 2002.

NET INCOME (LOSS). Net income for six months ended August 31, 2003 was $158,269 compared to net loss of ($5,141) for the six months ended August 31, 2002. The increase in net income is due to the Acquisition. CNT-Taiwan contributed net income for the six months ended August 31, 2003 of $168,738 as compared to a loss of $135,335 for the six months ended August 31, 2002 for the reasons primarily described above.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended August 31, 2003, the Company had cash and cash equivalents of $478,188. The Company used $2,633,668 of net cash in operations, used $295,212 of net cash in investing activities and had $2,799,646 of net cash provided by financing activities. The Company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion. The Company's short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely effect the Company's ability to continue operations. Therefore, the Company is taking precautions to manage this risk, including diversifying its customer base and control credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. The Company's inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On August 28, 2003, the Registrant entered into an agreement for the purchase of 250,000 shares of common stock of China Putian Corporation, a corporation organized under the laws of the People's Republic of China ("China Putian") from a selling shareholder, representing approximately 25% of all of the issued and outstanding shares of common stock of China Putian for an aggregate purchase price of $325,000. The agreement provides for the purchase to be made in two installments. The first installment of $197,102 for the purchase of 15% of China Putian's issued and outstanding common stock was completed on August 28, 2003. The agreement provides that the second installment, representing the balance of the purchase, is scheduled to be completed on November 1, 2003. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended August 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 20, 2003                 CITY NETWORK, INC.

                                        By:   /s/ Tiao Tsan Lai
                                              ----------------------------------
                                                  Tiao Tsan Lai
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

Dated: October 20, 2003
                                        By:   /s/ Hsin Nan Lin
                                              ----------------------------------
                                                  Hsin Nan Lin
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)