Form 10QSB
period 2003-11-30
CITY NETWORK INC
filed 2004-01-20
CIK 1140827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2003

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               --------     --------

Commission File Number:  333-61286

                             CITY NETWORK, INC.
                             ------------------
     (Exact name of small business issuer as specified in its charter)

                    NEVADA                               88-0467944
                    ------                               ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
               or organization)                      Identification No)

                         #13F., NO. 77, HSIN TAI WU ROAD
                          SEC. HIS-CHIH, TAIPEI COUNTY
                            TAIWAN, REPUBLIC OF CHINA
                            -------------------------
               (Address of principal executive offices) (Zip Code)

                               011-886-2-2698-8588
                               -------------------
                           (Issuer's telephone number)

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

      Yes   [  ]          No  [  ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,000,000

      Transitional Small Business Disclosure Format (check one):

      Yes   [  ]          No  [X]

                             TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION.......................................       1

      ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)......................       1

            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)...       1

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)...........       2

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)...........       3

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
            EQUITY (UNAUDITED)..........................................       4

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (UNAUDITED).................................................       5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS..................      15

      ITEM 3.     CONTROLS AND PROCEDURES...............................      17

PART II.    OTHER INFORMATION...........................................      18

      ITEM 1.     LEGAL PROCEEDINGS.....................................      18

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.............      18

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.......................      18

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS...............................................      18

      ITEM 5.     OTHER INFORMATION.....................................      18

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K......................      18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS


                                                                          November 30, 2003
                                                                             (Unaudited)        February 28, 2003
                                                                             -----------        -----------------
Current Assets
          Cash and cash equivalents                                          $   579,153           $   620,264
          Accounts receivable, net                                             6,405,491             1,520,341
          Inventory                                                              129,219               367,006

          Investments                                                            710,917               108,594
          Other receivables                                                      411,889                11,460
          Prepaid expenses                                                       840,357               209,957
                                                                             -----------           -----------
                   Total Current Assets                                        9,077,026             2,837,622
                                                                             -----------           -----------

Fixed Assets, net                                                              2,442,528             2,338,943
                                                                             -----------           -----------
                   Total Fixed Assets                                          2,442,528             2,338,943
                                                                             -----------           -----------
Other Assets
          Deposits                                                                19,495                   969
          Trademarks                                                               1,957                 1,193
          Deferred charges                                                        30,201                36,836
          Equity in net assets of affiliated company                             322,324                     0
          Intangible assets                                                    1,000,000             1,000,000
          Other current assets                                                         0                72,758
                                                                             -----------           -----------
                   Total Other Assets                                          1,373,977             1,111,756
                                                                             -----------           -----------
          Total Assets                                                       $12,893,531           $ 6,288,321
                                                                             ===========           ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
          Accounts payable and accrued expenses                              $ 3,947,307           $   540,926
          Due to related party                                                 2,808,952             1,271,755
          Payable to investee                                                    127,898                     0
          Current portion, debt                                                1,258,741               523,142
                                                                             -----------           -----------
          Total Current Liabilities                                            8,142,898             2,335,823

Long-term debt, net of current portion                                           264,421               311,299
                                                                             -----------           -----------
          Total Liabilities                                                    8,407,319             2,647,122
                                                                             -----------           -----------

Stockholders' Equity
          Common stock, $.001 par value, 100,000,000 and
               25,000,000 shares authorized, 25,000,000 and
               24,500,000 issued and outstanding, respectively                    25,000                24,500
          Additional paid in capital                                           4,260,117             3,540,617
          Cumulative foreign-exchange translation adjustment                      95,545                     0
          Retained earnings                                                      105,550                76,082
                                                                             -----------           -----------
          Total Stockholders' Equity                                           4,486,212             3,641,199
                                                                             -----------           -----------
          Total Liabilities and Stockholders' Equity                         $12,893,531           $ 6,288,321
                                                                             ===========           ===========


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                Nine Months Ended
                                                       ------------------                -----------------
                                                   November 30,     November 30,     November 30,     November 30,
                                                       2003             2002             2003             2002
                                                   ------------     ------------     ------------     ------------
Sales, net                                         $  4,914,720     $          0     $ 14,581,408     $          0

Cost of sales                                         4,324,280              225       13,289,646              675
                                                   ------------     ------------     ------------     ------------

     Gross profit                                       590,440             (225)       1,291,762             (675)

General and administrative expenses                     395,968            2,034          859,502            6,725
                                                   ------------     ------------     ------------     ------------

     Income (loss) from operations                      194,472           (2,259)         432,260           (7,400)
                                                   ------------     ------------     ------------     ------------

Other (Income) Expense
     Interest income                                     (4,907)               0          (19,451)               0
     Other income                                        (4,835)               0          (22,193)               0
     (Gain) loss on currency exchange                    (7,085)               0           (6,387)               0
     Equity in earnings of investee                      (7,312)               0            2,676                0
     Bad debt expense                                   305,491                0          362,075                0
     Interest expense                                    16,991                0           42,393                0
                                                   ------------     ------------     ------------     ------------

     Total Other (Income) Expense                       298,343                0          359,113                0
                                                   ------------     ------------     ------------     ------------

     Income (loss) before income taxes                 (103,871)          (2,259)          73,147           (7,400)

Provision for income taxes                               24,930                0           43,679                0
                                                   ------------     ------------     ------------     ------------

     Income (loss)                                 ($   128,801)    ($     2,259)    $     29,468     ($     7,400)
                                                   ============     ============     ============     ============


Net income (loss) per share (basic and diluted)
     Basic                                         ($     0.005)    ($     0.001)    $      0.001     ($     0.004)
     Diluted                                       ($     0.005)    ($     0.001)    $      0.001     ($     0.004)

Weighted average number of shares
     Basic                                           24,944,444        1,970,000       24,777,778        1,970,000
     Diluted                                         24,944,444        1,970,000       24,777,778        1,970,000


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                               November 30,    November 30,
                                                                                  2003            2002
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Income (loss)                                                     $    29,468     ($    7,400)

Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                              29,326               0
         Bad debt                                                                  362,075               0
         Equity in earning of investee                                               2,676               0
         Decrease (Increase) in receivables                                     (4,885,150)              0
         Decrease (Increase) in inventory                                          237,787               0
         Decrease (Increase) in other receivables                                 (400,429)              0
         Decrease (Increase) in prepaid expenses                                  (630,400)          2,025
         Decrease (Increase) in deferred charges                                     6,635               0
         Decrease (Increase) in deposit                                            (18,526)              0
         Decrease (Increase) in other current assets                                72,758               0
         (Decrease) Increase in accounts payable
             and accrued expenses                                                3,406,381          (7,971)
         (Decrease) Increase in payables to investee                               127,898               0
                                                                               -----------     -----------
         Total Adjustments                                                      (1,688,969)         (5,946)
                                                                               -----------     -----------
         Net cash used in operations                                            (1,659,501)        (13,346)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from sale of investment                                          108,594               0
         Purchase of investments                                                  (710,917)              0
         Purchase of trademarks                                                       (817)              0
         Purchase of net assets of affiliated company                             (325,000)              0
         Purchase of furniture and equipment                                      (126,238)              0
                                                                               -----------     -----------
         Net cash provided by investing activities                              (1,054,378)              0
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on current portion debt                                        (1,612,860)              0
         Loans from related party                                                1,537,197          13,346
         Issuance of short-term debt                                             2,123,976               0
         Issuance of common stock                                                  720,000               0
                                                                               -----------     -----------

         Net cash provided by financing activities                               2,768,313          13,346
                                                                               -----------     -----------
         Effect of exchange rate change on cash                                    (95,545)              0
         Net change in cash and cash equivalents                                   (41,111)              0
                                                                               -----------     -----------
         Cash and cash equivalents at beginning of year                            620,264               0
                                                                               -----------     -----------
         Cash and cash equivalents at end of period                            $   579,153     $         0
                                                                               ===========     ===========

         Supplemental cash flows disclosures:

         Income tax payments                                                   $         0     $         0
                                                                               -----------     -----------

         Interest payments                                                     $    42,393     $         0
                                                                               -----------     -----------


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                           November 30,
                                                           (Unaudited)      February 28, 2003
Retained Earnings (Deficits)

         Balance at beginning of year                      $    76,082        ($   33,085)
         Issuance of stock dividend                                  0            (11,910)
         Net income (loss)                                      29,468            121,077
                                                           -----------        -----------

         Balance at end of period                              105,550             76,082
                                                           -----------        -----------

Common stock, par value $.001 (thousands of shares)
         Balance at beginning of year                           24,500              1,970
         Stock cancellation                                          0             (1,380)
         Stock split                                                 0            (11,910)
         Common stock issued                                       500             12,000
                                                           -----------        -----------

         Balance at end of period                               25,000             24,500
                                                           -----------        -----------

Additional paid in capital
         Balance at beginning of year                        3,540,617             13,500
         Issuance of stock                                     719,500          3,527,117
                                                           -----------        -----------

         Balance at end of period                            4,260,117          3,540,617
                                                           -----------        -----------

Cumulative foreign-exchange translation adjustment
         Balance at beginning of year                                0                  0
         Foreign currency translation                           95,545                  0
                                                           -----------        -----------

         Balance at end of period                               95,545                  0
                                                           -----------        -----------

Total stockholders' equity at end of period                $ 4,486,212        $ 3,641,199
                                                           ===========        ===========


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

NOTE 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of the People's Republic of China on September 6, 1994. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan. Collectively the three corporations are referred to herein as the "Company". When used in these notes, the terms "Company," "we," "our," or "us" mean City Network, Inc. and its subsidiaries.

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

                    CITY NETWORK, INC. AND SUBSIDIARIES
                     (FORMERLY INVESTMENT AGENTS, INC.)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended November 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended February 28, 2003.

Basis of Consolidation - The consolidated financial statements for 2003 include the accounts of City Network, Inc. and its wholly owned subsidiaries, City Network Technology, Inc. - BVI, City Network, Inc. - Taiwan, and City Network Construction. All references herein to the Company are included in the consolidated results. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:


         Furniture and Fixtures            5 years
         Equipment                         5 years
         Computer Hardware and Software    3 years
         Building and Improvements         50 years

Inventory - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of November 30, 2003, inventory consisted only of finished goods.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of November 30, 2003 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

Exchange Gain (Loss) - As of November 30, 2003, the transactions of City Network, Inc. - Taiwan denominated in foreign currency is recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Translation Adjustments - As of November 30, 2003, the accounts of City Network, Inc. - Taiwan and City Network Construction were maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of November 30, 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.0292. The weight-average rate of exchange between NTD and USD was NTD$1 = USD$0.02905.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

NOTE 3 - CONCENTRATION

The Company had twelve major customers during the nine months ended November 30, 2003. Of the twelve customers referred to herein, seven customers comprise 25% of the total sales during the third quarter ended November 30, 2003. Sales to these customers were approximately $3,710,234. Included in accounts receivable is $2,191,701 from these customers as of November 30, 2003.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of November 30, 2003, there were no uninsured portions of the balances held at the bank.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

Note 5 - FIXED ASSETS

      Fixed assets consist of the following:

                                           November 30, 2003    February 28, 2003
                                           -----------------    -----------------

Land                                         $ 1,966,694            $ 1,966,694
Building                                         305,429                305,429
Furniture and fixtures                           246,247                118,750
                                             -----------            -----------

                                             $ 2,518,370            $ 2,390,873

Accumulated depreciation                         (75,842)               (51,930)
                                             -----------            -----------

                                             $ 2,442,528            $ 2,338,943
                                             ===========            ===========

Note 6 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of November 30, 2003 no accumulated vacation liability exists.

Note 7 - COMMITMENTS

A Best Information - City Network, Inc. - Taiwan, signed an agreement with A Best Information in 2002 for the exclusive right to sell A Best Information's products. There is no expiration date in the agreement, and the Company has the right to transfer the agreement to any third party with a negotiable price. The Company paid $1,000,000 for these rights.

Reseller Agreements - City Network, Inc. - Taiwan has several signed reseller agreements with various customers. These resellers are given special sales prices and are paid commissions for their sales orders.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

Note 8 - DEBT

      At November 30, 2003, the Company had notes payable outstanding in the aggregate amount of $1,523,162. Payable as follows:

      Note payable to individuals, no interest, due
      on demand                                        $  144,433

      Note payable to a bank in Taiwan,
      interest at 7.5% per annum, due on
      June 16, 2004                                       175,200

      Note payable to a bank in Taiwan,
      interest at 4.024% per annum, due on
      March 5, 2004                                        76,692

      Notes payable to a bank in Taiwan,
      interest at 5.9% per annum, due on
      January 5, 2004                                     770,642

      Note payable to a bank in Taiwan,
      interest at 3.175% per annum, due on
      May 29, 2016                                        279,225

      Secured note payable to a bank in Taiwan,
      interest at 7.425% per annum, due on
      May 9, 2004                                          60,414

      Secured note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      June 12, 2005                                        15,534

      Note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      June 12, 2005                                         1,022
                                                       ----------
                                                        1,523,162

      Current portion                                   1,258,741
                                                       ----------
      Long-term portion                                $  264,421
                                                       ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of November 30, 2003, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $2,808,952.

Note 12 - EQUITY INVESTMENT

The Company as of August 31, 2003 acquired twenty-five percent (25%) of the common stock of another company for $325,000. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of November 30, 2003 the Company recognized a loss $2,676 from their acquisition.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

THREE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002 FOR CITY NETWORK, INC. AND FOR CITY NETWORK-TAIWAN

SALES. Net sales for the three months ended November 30, 2003 were $4,914,720 compared to $0 for the three months ended November 30, 2002. The increase in sales for the three months ended November 30, 2003 was due to the acquisition of all of the issued and outstanding stock of City Network Technology, Inc. ("CNT"), who holds all of the issued and outstanding stock of City Network Inc.-Taiwan ("CNT-Taiwan")(the "Acquisition"). CNT-Taiwan's net sales for the three months ended November 30, 2003 were $4,893,805 compared to $2,198,717 for the three months ended November 30, 2002. The increase in sales was due to changes in business strategy, which included participation in international exhibits to increase brand awareness as well as a perceived increase in market demand.

COST OF SALES. Cost of sales for the three months ended November 30, 2003 was $4,324,280 or 87.9% of net sales, as compared to $225 during the three months ended November 30, 2002. The increase in cost of sales was due to the Acquisition. CNT-Taiwan's cost of sales for the three months ended November 30, 2003 was $4,306,064, or 87.9% of net sales, as compared to $2,007,063 or 91.3%
of net sales, for the three months ended November 30, 2002. The increase in cost of sales was directly proportional to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $395,968, or 8.1% of net sales, for the three months ended November 30, 2003, as compared to $2,034 for the three months ended November 30, 2002. The increase was due to the Acquisition. CNT-Taiwan's selling, general and administrative expense for the three months ended November 30, 2003 was $277,020 or 5.6% of net sales as compared to $157,040, or 7.1% for the three months ended November 30, 2002. The increase in general and administrative expenses was due to an increase in advertising activities, an expansion of business and increase in staff size. The decrease in general and administrative expenses as a percentage of sales was due to an expansion in volume of business. Specifically, the increase in sales exceeded the increase in general and administrative expenses.

INCOME (LOSS)FROM OPERATIONS. Income from operations for the three months ended November 30, 2003 was $194,472, compared to net loss from operations for the three months ended November 30, 2002 of ($2,259). The increase in income from operations was due to the Acquisition. CNT-Taiwan's income from operations for the three months ended November 30, 2003 was $310,721 as compared to income from operations of $34,613 for the three months ended November 30, 2002. This increase is primarily due to operating income increasing at a greater rate than expenses.

OTHER (INCOME) EXPENSE. Other (income) expense was $298,343 for the three months ended November 30, 2003, as compared to $0 for the three months ended November 30, 2002 as a result of the Acquisition. CNT-Taiwan's other (income) expense for the three months ended November 30, 2003 was $362,239, as compared to $(2,117) for the three months ended November 30, 2002. The increase in other (income) expense is attributed to the increase made in the allowance for doubtful accounts due to the large increase in sales and outstanding receivables over the prior year.

NET INCOME (LOSS). Net loss for three months ended November 30, 2003 was $128,801 compared to net loss of ($2,259) for the three months ended November 30, 2002. The increase in net loss is due to the Acquisition. CNT-Taiwan had a net loss for the three months ended November 30, 2003 of $76,448 as compared to net income of $36,731 for the three months ended November 30, 2002. The reason for the net loss is primarily due to poor economic conditions in Taiwan resulting in price reductions.

NINE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002 FOR CITY NETWORK, INC. AND FOR CITY NETWORK-TAIWAN

SALES. Net sales for the nine months ended November 30, 2003 were $14,581,408 compared to $0 for the nine months ended November 30, 2002. The increase in sales for the nine months ended November 30, 2003 was due to the acquisition of all of the issued and outstanding stock of City Network Technology, Inc. ("CNT"), who holds all of the issued and outstanding stock of City Network Inc.-Taiwan ("CNT-Taiwan")(the "Acquisition"). CNT-Taiwan's net sales for the nine months ended November 30, 2003 were $14,560,493 compared to $5,461,730 for the nine months ended November 30, 2002. The increase in sales was due to changes in business strategy, which included participation in international exhibits to increase brand awareness as well as a perceived increase in market demand.

COST OF SALES. Cost of sales for the nine months ended November 30, 2003 was $13,289,646 or 91.1% of net sales, as compared to $675 during the nine months ended November 30, 2002. The increase in cost of sales was due to the Acquisition. CNT-Taiwan's cost of sales for the nine months ended November 30, 2003 was $13,270,946, or 91.1% of net sales, as compared to $4,843,335 or 88.67%
of sales, for the nine months ended November 30, 2002. The increase in cost of sales was directly proportional to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $859,502, or 5.89% of net sales, for the nine months ended November 30, 2003, as compared to $6,725 for the nine months ended November 30, 2002. The increase was due to the Acquisition. CNT-Taiwan's selling, general and administrative expense for the nine months ended November 30, 2003 was $797,138, or 5.47% of net sales, as compared to $421,342, or 7.7% of net sales, for the nine months ended November 30, 2002. The increase in general and administrative expenses was due to an increase in advertising activities, an expansion of business and increase in staff size. The decrease in general and administrative expenses as a percentage of sales was due to an expansion in volume of business. Specifically, the increase in sales exceeded the increase in general and administrative expenses.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the nine months ended November 30, 2003 was $432,260, compared to net loss from operations for the nine months ended November 30, 2002 of ($7,400). The increase in income from operations was due to the Acquisition. CNT-Taiwan's income from operations for the nine months ended November 30, 2003 was $492,409 as compared to income from operations of $197,053. This change is primarily due to operating income increasing at a greater rate than expenses.

OTHER (INCOME) EXPENSE. Other (income) expense was $359,113 for the nine months ended November 30, 2003, as compared to $0 for the nine months ended November 30, 2002 as a result of the Acquisition. CNT-Taiwan's other (income) expense for the nine months ended November 30, 2003 was $356,440, as compared to other (income) expense of $25,032 for the nine months ended November 30, 2002. The increase in other (income) expense is attributed to the increase made in allowance for doubtful accounts due to the large increase in sales and outstanding receivable over the prior year.

NET INCOME (LOSS). Net income for nine months ended November 30, 2003 was $29,468 compared to net loss of ($7,400) for the nine months ended November 30, 2002. The increase in net income is due to the Acquisition. CNT-Taiwan contributed net income for the nine months ended

November 30, 2003 of $92,290 as compared to net income of $172,021 for the nine months ended November 30, 2002. The reason for the net loss is primarily due to poor economic conditions in Taiwan resulting in price reductions.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended November 30, 2003, the Company had cash and cash equivalents of $579,153. The Company used $1,659,501 of net cash in operations, used $1,054,378 of net cash in investing activities and had $2,768,313 of net cash provided by financing activities. The Company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion. The Company's short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely effect the Company's ability to continue operations. Therefore, the Company is taking precautions to manage this risk, including diversifying its customer base and controlling credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. The Company's inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 16, 2004                      CITY NETWORK, INC.

                                             By: /s/ Tiao Tsan Lai
                                                 -------------------------------
                                                 Tiao Tsan Lai
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

Dated: January 16, 2004
                                             By: /s/ Hsin Nan Lin
                                                 -------------------------------
                                                 Hsin Nan Lin
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)