Form 10KSB
period 2004-02-29
CITY NETWORK INC
filed 2004-06-14
CIK 1140827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    #13F., NO. 77, HSIN TAI WU ROAD, SEC.                          N/A
    HIS-CHIH, TAIPEI COUNTY, TAIWAN, ROC                        (Zip Code)
  (Address of principal executive offices)

                 ISSUER'S TELEPHONE NUMBER: 011-886-2-2698-8588

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

                               $0.001 COMMON STOCK
                                (Title of Class)

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                                      NONE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

The issuer's revenues for the fiscal year ended February 29, 2004: $19,647,749.

As of February 29, 2004, there were 25,000,000 shares of the registrant's Common Stock, $0.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.....................................................................    2
      Item 1.     Description of Business..................................    2
      Item 2.     Description of Property..................................   10
      Item 3.     Legal Proceedings........................................   10
      Item 4.     Submission of Matters to a Vote of Security
                  Holders..................................................   10

PART II....................................................................   11
      Item 5.     Market for Common Equity and Related
                  Stockholder Matter Market Information and
                  Market Price.............................................   11
      Item 6.     Management's Discussion and Analysis or Plan of
                  Operation................................................   11
      Item 7.     Financial Statements.....................................   15
      Item 8.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...................   15
      Item 8A     Controls and Procedures..................................   16

PART III...................................................................   16
      Item 9.     Directors, Executive Officers, Promoters and
                  Control Persons, Compliance with Section 16(A)
                  of the Exchange Act......................................   16
      Item 10.    Executive Compensation...................................   18
      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management...........................................   18
      Item 12.    Certain Relationships and Related Transactions...........   19
      Item 13.    Exhibits and Reports on Form 8-K.........................   19
      Item 14.    Principal Accountant and Fees............................   20

Financial Statements and Schedules.........................................  F-1

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND OF THE COMPANY

      City Network, Inc., a Nevada corporation, was incorporated in 1996 and is a provider of internet broadband communication and wireless infrastructure equipment and services for the rapidly expanding broadband marketplace. We are dedicated to delivering the most user-friendly, cost-effective, and customer-tailored, high-speed internet broadband and communication access equipment to meet the growing business needs of the International Telecoms, ISP, SI and to a lesser degree the hospitality, residential property, telecommunication and Small and Medium Enterprise marketplace to solve the "last mile" problems worldwide.

      We were originally incorporated on August 8, 1996 as Investment Agents, Inc. ("Investment Agents") and acted as a referral agent and collected selling commissions for referring customers who purchased Verio, Inc.'s ("Verio") domain registration services, web hosting services and e-commerce services. On December 11, 2002, we acquired all of the issued and outstanding stock of City Network Technology, Inc. (formerly Gelcrest Investments Limited), a British Virgin Islands company ("CNT"), pursuant to an Amended Exchange Agreement dated November 14, 2002 and amended on December 11, 2002 by and among CNT, the shareholder of CNT, Pamela Ray Stinson, Raymond Robert Acha, Joseph H. Panaganiban and Investment Agents (the "Exchange Agreement"). CNT is the parent company of City Network Inc. - Taiwan, formerly City Engineering, Inc., which was incorporated under the laws of the Republic of China on September 6, 1994 ("CNT-Taiwan").

      Pursuant to the Exchange Agreement, CNT became a wholly-owned subsidiary of City Network (then known as Investment Agents), and in exchange for the CNT shares, we issued 12,000,000 shares of its common stock to the shareholders of CNT, representing 49% of City Network's outstanding stock at that time. In connection with the exchange and change in control, the name of the company was changed from Investment Agents to City Network, the officers and directors of City Network resigned and new officers and directors were appointed. Upon the effective date of the exchange and change in control, City Network ceased its relationship with Verio and no longer acts as a referral agent for Verio.

BUSINESS OF THE COMPANY

      With the continuous expansion of the internet worldwide, we intend to capitalize on what we believe to be vast underdeveloped and overlooked new and emerging growth internet markets. Together with a combination of technical, sales, design and manufacturing experience, we believe that we are poised to tap the potential of new clients throughout the globe. Our customers have the choice to source what we believe to be one of the most convenient, low-cost and diverse product packages combined with the best personal service to make up a comprehensive business solution.

      We design, manufacture and market a comprehensive line of broadband communication and wireless internet access solutions. Our product line ranges from our device for the blooming worldwide residential building and hospitality market to the simple DSL bridge/modem for the home and small business user. All of our broadband access equipment includes GUI-based remote management and routing technology software packages for simplified setup, extensive network management and global network connectivity capabilities. Currently, our Home PNA and xDSL broadband access equipment is deployed by major telecommunication carriers, ISPs, and system integrators worldwide. With the development and production of our complete series of internet products, we are able to provide a "total solution" for any customers needs. Our motto is "Establish the Broadband Highway, Innovate A Bright New Life."

PRODUCT AREAS

      Our product repertoire contains items compatible with all major distribution platforms. We believe that our product packages and selections give clients a one-stop shop for all their broadband internet needs.

ADSL/VDSL Access Devices

      Our ADSL/VDSL devices provide broadband access based on leading internet technologies. The 20Mbps VDSL over Ethernet equipment allows both developing businesses as well as home users to meet their media and communication needs quickly and in a cost-effective manner. It can also provide high speed internet without influencing quality over a larger distance for a cost-effective and efficient method of broadband access. We believe that the low level of maintenance required and high level of connectivity should be able to meet market demand for many years into the future.

HPNA Access Devices

      HPNA is a broadband network access system based on the HomePNA technology originally invented in the United States. This system can provide 1M/10Mbps broadband data access through existing telephone lines. This technology allows both voice and data to be shared by the same telephone line. Furthermore, our HPNA technology extends internet transmission distance, allows for multiple single-line users (up to 25), and is compatible with cable, fiber, wireless and xDSL. Combined with our ADSL and VDSL access devices, HomePNA is a great solution to "the last mile problem." We believe that the quality and affordability makes the product ideal for residences, schools, cafes and hotel resorts.

Wireless Communication Products

      Our wireless networking products allow computers and appliances to communicate through radio signals, providing added mobility and convenience. With the development of our IEEE802.11 and IEEE802.lx wireless solutions, both individual and corporate clients can enjoy work environments free of cords and wires. Furthermore, customers can enjoy the stability and security of our LAN products. All wireless solutions are equipped with a user verification function to maximize security and reduce outside interference.

      We were one of the first companies in Taiwan to develop wireless products with IEEE902.olx in May 2002. Together with Easy-Up, one of Taiwan's leading wireless ISP companies, we have provided solutions to Korea Life Insurance in connection with their 1600 Enterprise Hot Spot Project. Easy-Up established Taiwan McDonald's 365 stores Hot Spot solution and the Mobile Taiwan project. We also extended our wireless Hot Spot solution business with China Putian.

      Also, as a result of our relationship with International Telecoms, we expanded our business to mobile handsets, including GSM/GPRS, CDMA/CDMA 2000 IX Mobile handsets. We also cooperated with Korean and Taiwan partners to develop and expand our business in Africa and other Asian countries.

Fiber and Other Important Access Equipment

      FTTB (Fiber to Building) and FTTH (Fiber to Home) was a new growth market for us. To meet our customer's needs we began outsourcing the Fiber solutions last year, and have already shipped these solutions to Korea and Malaysia.

      With our access equipment, bandwidth can be distributed efficiently to multiple end users. For developing countries such as China, our solution of integrating wireless with existing telephone lines or cable is often much more attractive than building new infrastructure. From routers and hubs, to PCMCIA cards and USB adapters, we provide customers with a wide range of networking products to meet all customer needs.

GPS MODULE

      The GPS solution is another new market for us. We began outsourcing our GPS solution last year and have shipped this solution to Korea.

CORPORATE PROFILE

      We believe that we deliver the most comprehensive solution in the market for broadband qualification, installation and support. It is our goal to simplify how people access the internet through easy-to-use broadband connectivity products and solutions. Our product offerings and development efforts are focused on increasing the speed and efficiency of the "last mile" portion of communications networks. Through a combination of fixed-wire and wireless products, our network equipment connects internet service providers to their end users.

      We are growing fast and are one of the leading technology developers of broadband and wireless networking products. We have gained industry recognition for developing high performance broadband access solutions. City Network's range of products provide a complete solution for providing high speed broadband internet access in homes, airports, convention centers, hotels and other public establishments. Simplicity of use, ease of implementation and cost-effectiveness are the cornerstones of our solution. We are quickly evolving into a global company with rapid expansion of our distribution network and marketing offices in North and South America, Europe, Japan and the entire Asia Pacific region.

PRODUCTS

      We believe that the core of today's communications networks are components that enhance the speed, bandwidth and quality of internet/data, video and voice transmissions. Our fiber, copper, and wireless connectivity components serve as the critical junction and connection points that link one network to another. We believe that we have both the agility and depth to deliver tailored and exact solutions to meet customers' needs. We offer products for several technology platforms. We believe we have the capability of delivering high speed broadband access to the end user whether they are at home, in the office or on the road.

Cable/Optical Networking Products

- Our cable and optical products multiplies bandwidth among all users over tree-based topology coax or optical cables.

- We are able to custom design this product to meet large systems integrators and telecommunications companies' needs.

- Our products are designed to be easily set-up, integrated and maintained to meet the needs of multi-dwelling unit buildings and large office complexes.

XDSL Products

- xDSL is an alternate and lower cost technology to connect to the internet. xDSL is substantially cheaper than a T1 line which can cost from $1,000 to $2,000 for installation and equipment.

- xDSL does not require a high-level technical support structure. xDSL can often cost under USD$100 to $300 to install and implement making it most suitable to small businesses and telecommuters who cannot afford a T1 line.

- Our xDSL standard can achieve 13-54 Mbps and higher rates of data transfer. We are able to provide the QAM or DMT solution with what we believe is higher quality at a low cost.

- Our ADSL Solution has received certification by China Telecom and China Network Communication.

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

- Supports bandwidth-intensive applications such as graphic rich media, animation, internet phone calls and video conferencing (without breaking up), sending and receiving of large email messages or files, online banking, investing or online shopping. Our family of wireless access devices allow users to access their LAN or VPN, as if the remote office was connected directly to our backbone network. It also lets business customers raise the level of worker productivity and allow companies to offer highly efficient work-at-home programs to their employees.

- Using authentication and verification technology, we are able to ensure the security of a wireless network.

Our Public Hot Spot Wireless Solution (PWLAN) has what we believe to be a good security function. We have already established successful projects in Korea and Taiwan.

MARKET OVERVIEW

      Information is proliferating worldwide, and demand for that information, by businesses, governments, universities and individuals is exploding, driven primarily by the exponential increase in use of the internet for communications, information gathering and electronic commerce.

      As business becomes more complex and geographically diverse, the demand for information, delivered to the "transaction point," wherever in the world that point might be, has fueled the increase in networks and computer connectivity systems. These trends have created an ever-increasing demand for bandwidth to accommodate both internet and network traffic. However, we do not believe that the growth and technological advancement of the hardware backbone for networking and computer connectivity has kept pace with that demand. We believe that the worldwide struggle to bring networking and computer connectivity hardware up to the level of demand represents a business opportunity for us. Our strategic objective is to become a leading designer and manufacturer in the networking and computer connectivity equipment industry.

BUSINESS STRATEGY

      The networking and computer connectivity industry is characterized by rapid technological change. To maintain and enhance our competitive position, we constantly adapt to technological changes by upgrading and expanding our product line, and eliminating obsolete products within that line.

      We believe that the networking and computer connectivity industry is also characterized by inevitable price erosion across the life cycle of products and technologies. To maintain profitability in the face of constantly shrinking gross margins, our strategy is to seek out low cost producers without sacrificing quality and to develop and maintain efficient internal operations which would allow us to control our expenses.

      We are constantly expanding and changing product lines to increase the total number of products offered to attract new customers, to penetrate new geographic and vertical markets and to increase gross sales. By expanding our product line to include products for different technologies, frequencies and connection configuration, we have been able to expand sales activities into a number of new markets.

      Seven years ago City Network Inc.-Taiwan developed and expanded the Home PNA business. In order to establish good business relationships with telecommunication companies we prepared a variety of solutions for them, including project proposals. We believe that because of our willingness to assist these companies in the past, we will be successful in expanding our business relationships with these companies.

INDUSTRY GROWTH DRIVERS

Growing Need for Additional Bandwidth

      We believe that the computer networking industry is witnessing a growing demand for additional bandwidth as a result of the popularity of the internet and global need for rapid, current information. We believe that many people who use the internet cannot access information/download pages quickly because their ISP's hardware is out-dated or low-quality and therefore unable to process hundreds of thousands of requests simultaneously. This is a particularly acute problem during peak hours and in markets with little infrastructure. Therefore, we are is focused on improving the quality of internet connectivity in systems worldwide.

In-Home Networking Systems

      We believe that an emerging market opportunity exists in connecting household appliances and computers in homes. With our HPNA networking products, we believe numerous applications can be developed to program, control and interact with home heating, lighting, security, and appliances. We believe advances such as these will spur growth and encourage innovation worldwide and we believe that we are in a position to help make these technologies accessible.

Proliferation of Handheld/Communication Devices

      We believe that the cornerstone on which the new economy is built is the timely delivery and access to information at any location. We believe that the growth and productivity of today's business economy is reliant upon the accuracy, efficiency and accessibility to data and communication. With the growth in popularity of handheld/communication devices and their great functional complexity, consumers will be able to access a wide array of multimedia content wherever they may be located. We believe that in the future, mobile phones and PDA's will enjoy unhindered access to rich multimedia content via the internet and it is our intention to play a role in this type of transaction.

Expansion of PC's Into Developing Countries

      As PC's become ubiquitous throughout the world's emerging economies, we believe the number of high capacity PC's with added features and better voice/image quality will increase exponentially. We believe that the spread of the information economy will continue to drive and enable developing countries to utilize internet technology.

Growth of the Internet

      The growth of the internet has forced many telecommunication service providers to replace their voice networks with more efficient, data-oriented packet networks. We believe that the increased demand for services and data over the internet will require companies to upgrade their infrastructure to meet demand. We are partnering with local telecommunications companies to develop new, cost effective and complete solutions for broadband internet access in new markets.

GROWTH/EXPANSION STRATEGY

      It is our strategic objective to become a leader in the computer and network connectivity equipment market, and to make our name synonymous with excellence and state-of-the-art hardware in this segment.

Providing Integrated Solutions

      We provide voice, data and internet solutions which are capable of being integrated into one seamless IP-based communications network. We believe that an integrated solution will cost effectively connect an unlimited variety of applications and services, enabling broader choice of devices for customer services provided over a common platform.

Explore Additional Revenue Generating Services

      We believe that unlocking content (voice, data, video, text, commerce, etc.) so it can flow unfettered among applications will have the potential to provide a future revenue source. We believe that the creation of content and the precision delivery to targeted clients and markets will also become increasingly important. Some examples include news, online shopping, gaming, video, security and other relevant content.

Building International Presence

      We believe that the low penetration rate of broadband internet in developing countries has created an enormous opportunity for us. The demand for internet throughout the world creates opportunity in otherwise unexpected venues. Particularly in new and emerging growth markets, we intend to continue partnering with individuals, companies and governments in these areas as part of our growth strategy.

Partnering, Acquiring and Cooperating with Third Parties

      We believe that our success has been largely due to the fact that we have established long term relationships with system integrators, electronics manufacturers and telecommunication companies. Joint ventures and cooperative efforts have been the hallmark of our development into new areas. In the future, we intend to continue expanding through mergers and other cooperative synergies. We believe that the blending of manufacturing expertise, market savvy and local know-how will contribute to our growth in the future.

CUSTOMERS

      We develop, market and focus our sales efforts to broadband and wireless internet services providers that provide wireless solutions such as Phoneline solution, HomePNA, xDSL, Ethernet solution, fiber solution and wireless solutions. We also focus our sales efforts on the service provider and systems integrator for WLAN systems and to system integrators for private broadband systems. We also focus our sales efforts on service providers and systems integrators for WLAN systems and private broadband systems. We have also expanded our sales efforts to the mobile handset market and the 3G market. We believe that we provide the best service to our existing customers and partners, such as Korea Telecom, China Telecom, Malaysia Telecom, and those located in Finland, Japan, Asia and Africa. We do our best to expand our business with our existing customers and to develop new partners and customers through our good product solutions, great service and good costs.

SERVICE PROVIDERS

      Over 100 independent operating companies in over 20 countries now use our products to deliver Internet service over HomePNA, xDSL and other broadband networks. Our customers include a cross-section of small, medium and large telecommunications companies in the United States, Asia and Europe. We have established business relationships with companies such as Korea Telecom, OCC Communications in Japan and nSTREAMS in the United States as well as with other companies in Mainland China, Finland, Malaysia and Singapore, the latter of which uses our HomePNA solution and launched HomePNA Internet services on its network. Korea Life Insurance ("KLI") has contracted with us to establish over 1,600 branches of WLAN internet service for KLI in Korea. In addition, we were also appointed by McDonalds to set up WLAN services in approximately 360 McDonalds stores in Taiwan.

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

- Product Line Extensions. We seek to extend our existing product lines through product modifications and updating chipsets to provide for greater bandwidth in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Phoneline solution, HomeHPNA, xDSL and Fiber solution. We also focus on updating the Wireless solution to the new generation including WIRELESS IEEE802.11G, a worldwide specification/standard.

- Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods and reduce the risks inherent in new design. In order to maintain low costs of our services, we established a Components Sales Department whose main goals are to process our current customer's business and to seek out secondary sources of components and spare product parts in order to continually lower the cost of manufacturing and assembly.

- New Technologies. We seek to enhance our product lines by incorporating emerging technologies, such as IEEE802.1x Security, higher speed interfaces and new network management software features. Our wireless solution with IEEE802.1x Security was the first ever such solution used in the wireless channel in Taiwan. We are now in the process of developing the 54M , 4-Band VDSL systems.

- Extend Product Line by Partnering with Other Companies. Due to the expanding mobile phone market, we extended our product line in 2003. First, we are cooperating with Korea Startel to develop a new model of the GPRS mobile phone. The planned release date is in 2003 where mass production will likely begin in June 2003. Furthermore, we have plans to develop the CDMA 2001.1x GSM public phone to meet the high demand of such phone in the Mainland China market. In addition, we have extended our product line by cooperating with our main Korean partner K-WON, a company which recently developed a Bluetooth Headset and has granted City Network distribution and sales rights to this product for any country outside of Korea.

- Extend Product Line by Partnering with Other Companies. Due to the expanding mobile phone market, we extended our mobile product line in 2003. First, we cooperated with Korea Startel to develop a new model of the GPRS mobile phone and began mass production in June 2003. Furthermore, we have plans to develop the CDMA 2001.1x in 2004, and have already had it approved with China Unicom. For the increasing 3G market, CDMA 2000.1x public phones meet the high demands for such phones in Mainland China and the US markets. We have plans to develop the CDMA 2000.1x internet PCMCIA card and USB adapter in 2004.

      We have plans to join forces with a local Taiwanese university in an effort to encourage rapid product growth and to facilitate the continuous training of future technical personnel. We have formally established an educational and development center at Tamkang University in Taiwan, the primary focus of which is on the technology and information industry. We believe that the establishment of this type of partnership will have a profound effect on our product competitiveness and marketing ability in the long term.

      In fiscal year 2002, we spent approximately USD$1,000,000 to buy the exclusive rights to A Best Home PNA Technology, which allowed us to expand our broadband business quickly, including into the Korean Market. We also had the opportunity to cooperate with China Putian to establish a joint venture company, Beijing Putian Hexin, which was named as one of the top 10 ADSL best vendors of China Telecom in 2003.

      We are responsible for providing funding for expenses such as salary and stipends for the center's staff, as well as other general expenditures. Expenditures for research and development in the 2004 fiscal year totaled

USD$12,000 compared to USD$1,500,000 in the 2003 fiscal year. The reason for the reduction in these expenditures is due to the fact that some third party development corporation projects were not finished in 2003, and needed to be modified. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative and high-quality products to enhance our competitive position.

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

      The manufacturers' warranty for each of our products is two years. Typically we offer the same warranty on these products to our customers but for a shorter time period, generally 12 to 18 months. We have implemented this practice to protect ourselves against risk and financial loss on products shipped to customers which break, need repair or are defective. Depending on the situation, we can extend the warranty period enhancing the quality of service and strengthening relationships with our customers. In order to decrease costs, we have established joint venture projects with product manufacturers in Mainland China. This allows us to save transport costs and forwarding charges when distributing products to customers in Mainland China. We have established a rigid system of quality control with these manufacturing partners.

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

INTELLECTUAL PROPERTY

      Our trademarks, service marks, trade secrets, proprietary technology and other intellectual property rights distinguish our products and services from those of our competitors, and contribute to our competitive advantage in its target markets. To protect the our brand, products and services and the systems that deliver those products and services to our customers we rely on a combination of trademark and trade secret laws as well as confidentiality agreements and licensing arrangements with its employees, customers, independent contractors, sponsors and others.

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

EMPLOYEES

      As of June 6, 2004, we had a total of 65 employees. Of these, 15 are in administration, 8 are in finance, 15 are in research and development, 7 are in international partner cooperation and 20 are in sales and marketing. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

REGULATIONS

      We have not been materially impacted by existing government regulation and are not aware of any potential government regulation that would materially affect our operations.

ITEM 2. DESCRIPTION OF PROPERTY.

      Our main office is located at 13F., No. 77, Hsin Tai Wu Road, Sec. J, Hsi-Chih, Taipei County, Taiwan, R.O.C., consisting of approximately 370.68 square meters. We purchased this facility in April 2001. We entered into a loan agreement with the Fubon Bank in the amount of NTD$10,500,000 for the purchase of this facility. The term of the loan is 15 years that began on May 29, 2001 and is schedule to terminate on May 29, 2016. The monthly principal payments are NTD$187,500 every three months. The monthly interest payment on the loan is approximately NTD$26,293. The annual interest rate is 3.175%.

      We also lease office space located at 6F-3, NO. 16, Jian Ba Road, Jhongue City, Taipei County, Taiwan, R.O.C., consisting of approximately
557.72 square meters. The landlord is Goang Dyi Shing Industrial Co. Ltd. The rent is NTD$135,000 per month and the lease expires on May 31, 2005.

ITEM 3. LEGAL PROCEEDINGS.

      There is no litigation pending or threatened by or against City
Network.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER MARKET INFORMATION AND MARKET PRICE

       Our common stock began trading on the American Stock Exchange on January 14, 2004 under the symbol "CSN". On June 25, 2002, our common stock was initially traded on the OTC Bulletin Board under the symbol "IVAG", and on January 17, 2003 our symbol changed to "CYNW". Prior to June 25, 2002, there was no public market for our stock. The following table sets forth, (i) the high and low bids as reported on the OTC BB during the fiscal year ended 2002 and the quarters ended through January 13, 2004, and (ii) the high and low sales quotations for the partial period in fiscal year 2004 from January 14, 2004 through February 29, 2004, and the partial period in the first quarter of fiscal year 2005, based upon information supplied by AMEX.

                                            HIGH         LOW
                                            ----         ---
2002

June 25, 2002 - August 31, 2002            $    0      $0.010
September 1, 2002 - November 30, 2002      $ 0.20      $0.001
December 1, 2002 - February 28, 2003       $ 3.00      $ 2.00

2003

March 1, 2003 - May 30, 2003               $ 3.05      $ 2.00
June 1, 2003 - August 31, 2003             $ 3.00      $ 2.00
September 1, 2003 - November 30, 2003      $ 2.90      $ 2.40
December 1, 2003 - January 13, 2004        $ 3.00      $ 2.30
January 14, 2004 - February 29, 2004       $ 2.74      $ 2.10

2004

March 1, 2004 - June 10, 2004              $ 2.10      $ 0.73

      As of June 10, 2004, there were approximately 2,600 shareholders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc -Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company". When used in these notes, the term "Company," means City Network, Inc. and its subsidiaries.

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

OVERVIEW - RESULTS OF OPERATIONS

      Fiscal Year ended February 29, 2004 Compared to Fiscal Year Ended February 28, 2003 for City Network-Taiwan.

      Net Revenue. Net sales for fiscal year ended February 29, 2004 ("FY 2004") totaled $19,647,749, compared to $7,132,970 for fiscal year ended February 28, 2003 ("FY 2003"). The increase in revenues for FY 2004 was due to the GPS's market expansion and the new source of revenue which is from Bejing Putain. CNT-Taiwan's net-sales for FY 2004 totaled $19,647,749 compared to $7,132,970 for FY 2003.

      Cost of Revenue. Cost of revenue for FY 2004 totaled $17,827,486, compared to $6,267,128 for the same period in FY 2003. The increase in cost of revenues was due to the GPS's market expansion, the new source of cost which is from Bejing Putain and City Neywork Construction. Also, the gross profit is decreasing. CNT-Taiwan's cost of revenues for FY 2004 totaled $17,827,486 compared to $6,266,401 for FY 2003.

      General and Administrative. Selling, general and administrative expenses for FY 2004 totaled $1,391,658, compared to $780,300 for FY 2003. The increase was due to the GPS's market expansion and the new source of revenue which is from Bejing Putain. Also the number of employees are increasing. CNT-Taiwan's selling, general and administrative expenses for FY 2004 totaled $1,391,658 compared to $645,222 for FY 2003.

      Interest Expense. Interest expense for FY 2004 totaled $67,691, compared to $54,887 for FY 2003. The increase in interest expense was due to the increase of financing sources for funds. CNT-Taiwan's interest expenses for FY 2004 totaled $67,691 compared to $54,887 for FY 2003

      As a result of the foregoing, Income (loss) Before Income Taxes totaled $261,385 for FY 2004 and $165,257 for FY 2003. Provision for income taxes expenses is $85,190 for FY 2004 and $44,180 for FY 2003. The result of the above tax calculations resulted in that net income (loss) is $176,195, $121,077, respectively, for FY 2004 and FY 2003. CNT-Taiwan contributed net income of $185,059 for FY 2004.

Fluctuations in Quarterly Results.

      The majority of City Network's revenue comes from Taiwan and Mainland China. In January, the sales performance review meeting took place and the CEO set up the sales goals for each salesman. In February, the sales team reached its goals and created sales volume equal to three months sales. Therefore, revenues for the last quarter of 2004 are much more than compared to other quarters.

Liquidity and Capital Resources.

      For the fiscal year ended February 29, 2004 the company had cash provided by operations of $125,703 and cash (used in) investments of ($1,235,912) and net cash provided by financing arrangements, including loans from related parties, of $3,208,675. The company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion.

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

Limited Operating History

      We have a limited operating history upon which potential investors may base an evaluation of its prospects and there can be no assurance that we will achieve our objectives. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a rapidly evolving market such as the market for internet broadband and wireless infrastructure equipment and services. Such risks include, but are not limited to: our ability to obtain and retain customers and attract a significant number of new customers, the growth of the satellite, wireless, broadband and Internet markets, our ability to implement our growth strategy, especially the sales and marketing efforts, intense competition from providers of broadband products, services and the telecommunication industry in general, and other risks associated with financing, liquidity requirements, rapidly changing customer requirements and the volatility of the public markets.

Future Capital Needs, Uncertainty of Future Additional Financing

      We currently anticipate that our available funds and resources, including product sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in Quarterly Operating Results

      We may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in our introduction of products or product enhancements; costs associated with product or technology acquisitions; the size and timing of individual orders; competition and pricing in the broadband internet access industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in our personnel; changes in regulatory requirements; mix of products sold; and general economic conditions. As a result, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Failure to Manage Growth Will Adversely Affect Operations

      We plan to significantly expand our sales, marketing, research and development activities, hire a number of additional employees, expand internal information, accounting and billing systems and establish additional distribution outlets throughout the world. In addition, we plan to expand our infrastructure by investing in additional research and development talent. In order to successfully manage growth, management must identify, attract, motivate, train and retain highly skilled managerial, financial, engineering, business development, sales and marketing and other personnel. Competition for this type of personnel is intense. If management fails to effectively manage our growth, our business and viability will be materially and adversely impacted.

We May Fail to Keep Pace with Rapidly Changing Technologies

      The market segments we are targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features and reliability of the array of our products. Management may not successfully respond quickly enough or on a cost-effective basis to these developments. We may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than our products or that are more cost-effective than our services.

We May Not Be Able to Compete Effectively

      The market for internet broadband and wireless infrastructure equipment and services is rapidly evolving and highly competitive. Many of our competitors and potential competitors have substantially greater financial, technical, and managerial and marketing resources, longer operating histories, greater name recognition and more established relationships than us. Since our business is partially dependent on the overall success of the Internet as a communication medium, it also competes with traditional hardware based access and equipment providers. Management expects competition from these and other types of competitors to increase significantly.

We May Experience Difficulties in Integrating Businesses, Products and Technologies it May Acquire Into Its Business

      We may acquire businesses, products and technologies and enter into joint ventures and strategic relationships with other companies. Any of these transactions exposes us to additional risks, including: the difficulty of assimilating and integrating the operations of the combined companies; retaining key personnel; the potential disruption of our core business; and the potential additional expenses associated with amortization of acquired intangible assets, integration costs and unanticipated liabilities or contingencies.

Loss of Key Personnel Could Harm Our Business

      Given the early stage of development of our business, it depends highly on the performance and efforts of its President and Chief Executive Officer, Mr. Tiao Tsan "Andy" Lai, its Chief Financial Officer, Mr. Hsin-Nan Lin, staff and the Board of Directors. If we should lose the service of any members of its management team or other key personnel, its business prospects will be materially impacted.

Enactment of New Laws or Changes in Government Regulations Could Adversely Affect Our Business

      We are not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that additional laws may be adopted regarding the Internet, any of which could materially harm our business. The adoption of any additional laws may decrease the growth of Internet use, which could lead to a decrease in the demand for our services or increase the cost of doing business.

The Inability to Obtain Patent and Copyright Protection for Our Technology or Misappropriation of Our Intellectual Property Could Adversely Affect Our Competitive Position

      Our success depends on internally developed technologies, know-how, trademarks and related intellectual properties. Management regards the technology as proprietary and will attempt to protect it by seeking patents, copyrights or trademarks, and by invoking trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or technology without authorization.

      We intend to apply for registration of certain copyrights and a number of key trademarks and service marks and intends to introduce new trademarks and service marks. Management may not be successful in obtaining registration for one or more of these trademarks. Management may need to resort to litigation in the future to enforce or to protect intellectual property rights, including patent and trademark rights. In addition, our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

ITEM 7. FINANCIAL STATEMENTS

      Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no changes nor any disagreements with the accountants or the accountant's findings.

ITEM 8A CONTROLS AND PROCEDURES

      Under the supervision and with the participation of the Company's management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

      Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS.

      Our directors, executive officers and other significant employees and their ages and positions are as follows:

Name of Individual        Age      Position
------------------        ---      --------
Tiao Tsan "Andy" Lai       41      Chairman, Director President and Chief
                                   Executive Officer
Hsin Nan Lin               43      Chief Financial Officer and Director
Alice Chen                 40      Vice President and Director
Chin-Yuan Liao             31      Manager and Director
I-Min Ou                   34      Director

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

      HSIN NAN LIN holds an EMBA degree from Chiai University in the Republic of China. He has been Chief Financial Officer and a Director of City Network since October 2002. He has been Vice President and a Director of City Network (Taiwan) since June, 2002. In addition, he serves on the board of directors for a large Taiwanese investment company called Chief Financial Consultants, Inc. Before joining these groups, Mr. Lin served ten years as the general manager of manufacturing for a company with gross sales of over 3.5 million US dollars per year. From 1990 through to the present, Mr. Lin has had twelve years service as financial consultant for several public companies in Asia and has served as Vice President of Chei-Hwa Financial and Investment Consulting Co., Ltd.

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

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

      The board of directors has established a separately designated stand alone audit committee established in accordance with Section 3(a)(58(A) of the Exchange Act, which was comprised of Mei-Chu Lai, Yu-Hung Kao and Chia-Hui Lin. These individuals are no longer serving on the Board of Directors. The Board will appoint new independent directors to serve on the Audit Committee for fiscal year 2005. They were all considered "independent" under Section 121(A) of the listing standards of the American Stock Exchange. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

      The board of directors has determined that we have at least one audit committee financial expert serving on our audit committee. Ms. Chien-Hui Lin is the "audit committee financial expert", and is an independent member of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act, as amended, requires the officers and directors of City Network and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of City Network to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons also are required to furnish City Network with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, the company believes that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2004.

CODE OF ETHICS

      We adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the fiscal year indicated the compensation paid by City Network to the Chief Executive Officer. No other executive officer received a total annual salary and bonus exceeding USD$100,000.

NAME AND PRINCIPAL POSITION         YEAR          SALARY USD             BONUS
---------------------------         ----          ----------             -----
Tiao Tsan "Andy" Lai                2003          USD$31,200           USD$2,600
                                    2002          USD$31,200           USD$2,600
                                    2001          USD$31,200           USD52,600

      Our directors do not receive any compensation for serving on the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of June 10 2004, the number and percentage of the 25,000,000 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of City Network is the beneficial owner of more than 5% of the outstanding common stock.

            NAME AND ADDRESS               NUMBER OF SHARES        PERCENT
            ----------------               ----------------        -------
Tiao-Tsan "Andy" Lai                           2,000,000               8%
13 F, No. 77, Hsin Tai Wu Road, Sec. 1
His-Chih
Taipei, Taiwan, R.O.C.

Hsin-Nan Lin                                           0               0
13 F, No. 77, Hain Tai Wu Road, Sec. 1
His-Chih,
Taipei, Taiwan, R.O.C.

Alice Chen                                        61,000               *
13 F, No. 77, Hsin Tai Wu Road, Sec. 1
His-Chih
Taipei, Taiwan, R.O.C.

            NAME AND ADDRESS               NUMBER OF SHARES        PERCENT
            ----------------               ----------------        -------
I-Min Ou                                          20,000               *
13 F. No. 77, Hsin Tai Wu Road, Sec. 1
His-Chih,
Taipei, Taiwan, R.O.C.

Chin-Yuan Liao                                    45,000               *
13 F, No. 77, Hsin Tai Wu Road, Sec. 1
His-Chih Chang
Hua Hsien, Taiwan

All officers and directors as a group          2,126,000             8.5%
(5 persons)

-------------
* Less than 1%.

CHANGE IN CONTROL

      There are currently no arrangements which would result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Throughout the history of City Network, certain members of the Board of Directors and general management have made loans to the company to cover operating expenses or operating deficiencies.

      As of February 28, 2003, City Network has a non interest-bearing loan from Tiao-Tsan Lai, the president of City Network in the amount of $1,271,658.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Form 10-KSB:

      1. The following financial statements of the company, with the independent auditor's report, are filed as part of this Form 10-KSB:

            Independent Auditor's Report .................................   F-2
            Consolidated Balance Sheets ..................................   F-3
            Consolidated Statements of Income ............................   F-4
            Consolidated Statements of Cash Flow .........................   F-5
            Consolidated Statements of Changes in Stockholders' Equity ...   F-6
            Notes to Consolidated Financial Statements ...................   F-7

      2. The following exhibits are filed with this report and incorporated by reference as set forth below:

Exhibit
  No.                                    Description
  ---                                    -----------
  2.1    (1)   Exchange Agreement dated December 4, 2002 by and among City
               Network, Inc., the shareholders of City Network, Inc., Investment
               Agents, Inc., Pamela Ray Stinson, Raymond Robert Acha, and Joseph
               H. Panganiban

  3.1    (2)   Articles of Incorporation of City Network

  3.2    (2)   Certificate of Amendment to Articles of Incorporation of City
               Network

  3.3    (3)   Certificate of Amendment of the Articles of Incorporation of City
               Network

  3.4    (2)   Bylaws of City Network

   14          Code of Ethics

 21.1    (4)   Subsidiaries of City Network

   31          Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002.

   32          Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002.

-------------
(1) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Form 8-K filed March 5, 2003, and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Form SB-2 filed May 18, 2001, and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Proxy Statement filed March 21, 2003, and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to City Network's Annual Report on Form 10-KSB filed June 16, 2003, and incorporated herein by reference.

(b)   Reports on Form 8-K.

      None.

ITEM 14.    PRINCIPAL ACCOUNTANT AND FEES

      During fiscal years ended December 31, 2002 and 2003, our principal independent auditor was Lichter, Weil & Associates. The following are the services provided and the amount billed.

AUDIT FEES

      The aggregate fees billed by Lichter, Weil & Associates for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended February 29, 2004 and February 28, 2003, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for fiscal years 2004 and 2003 were $66,530 and $40,000, respectively.

AUDIT RELATED FEES

      Other than the fees described under the caption "Audit Fees" above, Lichter, Weil & Associates did not bill any fees for services rendered to us during fiscal years 2003 and 2002 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

      The aggregate fees billed by Lichter, Weil & Associates for tax services during the fiscal year ended February 29, 2004, was $3,920. There were no fees billed by Lichter, Weil & Associates for tax services during the fiscal year ended February 28, 2003.

ALL OTHER FEES

      There were no fees billed by Lichter, Weil & Associates for other professional services rendered during the fiscal years ended February 29, 2004 and February 28, 2003.

PRE-APPROVAL OF SERVICES

      The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an. audit services fee proposal, which also must be approved by the Committee before the audit commences.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CITY NETWORK, INC.


                                    By: /s/ Tiao Tsan Lai
                                        -----------------------------------
                                        TIAO TSAN LAI
                                        Chief Executive Officer

Date: June 14, 2004


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                       TITLE                             DATE
----                       -----                             ----
/s/ Tiao Tsan Lai          Director, Chairman and
------------------
Tiao Tsan Lai              Chief Executive Officer           June 14, 2004
                           (Principal Executive
                           Officer)

/s/ Hsin Nan Lin           Director and Chief                June 14, 2004
------------------
Hsin Nan Lin               Financial Officer
                           (Principal Accounting
                           Officer)

/s/ Alice Chen             Director and Vice President       June 14, 2004
------------------
Alice Chen

/s/ Chin Yuan Liao         Director and Manager              June 14, 2004
------------------
Chin-Yuan Liao

/s/ I-Min Oun              Director                          June 14, 2004
------------------
I-Min Oun

                       CITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       (FORMERLY INVESTMENT AGENTS, INC.)

                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                TABLE OF CONTENTS

Independent Auditors Report ..............................................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Income ........................................   F-4

Consolidated Statements of Cash Flow .....................................   F-5

Consolidated Statements of Changes in Stockholders' Equity ...............   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
CITY NETWORK, INC. AND SUBSIDIARIES
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of City Network, Inc. and its subsidiaries ("the Company") as of February 29, 2004 and February 28, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the City Network, Inc. and Subsidiaries as of February 29, 2004 and February 28, 2003 and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lichter, Weil & Associates
------------------------------
Lichter, Weil & Associates

May 18, 2004
San Diego, California

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                                    2004             2003
                                                                    ----             ----
                            ASSETS
Current Assets
  Cash and cash equivalents                                      $ 2,723,573      $   620,264
  Accounts receivable, net ...................................     7,173,149        1,520,341
  Inventory ..................................................       910,190          367,006
  Investments ................................................             0          108,594
  Other receivables ..........................................       126,492           11,460
  Prepaid expenses ...........................................       557,903          209,957
                                                                 -----------      -----------
    Total Current Assets .....................................    11,491,307        2,837,622
                                                                 -----------      -----------

Fixed Assets, net ............................................     2,745,664        2,338,943
                                                                 -----------      -----------
    Total Fixed Assets .......................................     2,745,664        2,338,943
                                                                 -----------      -----------

Other Assets
  Deposits ...................................................       255,706              969
  Trademarks .................................................         1,966            1,193
  Deferred charges ...........................................             0           36,836
  Equity in net assets of affiliated company .................       770,678                0
  Intangible assets ..........................................     1,000,000        1,000,000
  Other current assets .......................................            96           72,758
                                                                 -----------      -----------
    Total Other Assets .......................................     2,028,446        1,111,756
                                                                 -----------      -----------
  Total Assets ...............................................   $16,265,417      $ 6,288,321
                                                                 ===========      ===========

                                                                     2004             2003
                                                                     ----             ----
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses ......................   $ 6,838,620      $   540,926
  Due to related party .......................................     2,015,141        1,271,755
  Deferred revenue ...........................................       260,498                0
  Deposits payable ...........................................         4,371                0
  Current portion, long-term debt ............................     2,316,689          523,142
                                                                 -----------      -----------
  Total Current Liabilities ..................................    11,435,319        2,335,823
Long-term debt, net of current portion .......................       263,041          311,299
                                                                 -----------      -----------
  Total Liabilities ..........................................    11,698,360        2,647,122
                                                                 -----------      -----------

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 and 25,000,000
    shares authorized, 25,000,000 and 24,500,000
    issued and outstanding, respectively .....................        25,000           24,500
  Additional paid in capital .................................     4,260,117        3,540,617
  Cumulative foreign-exchange translation adjustment .........        29,663                0
  Retained earnings ..........................................       252,277           76,082
                                                                 -----------      -----------
  Total Stockholders' Equity .................................     4,567,057        3,641,199
                                                                 -----------      -----------
  Total Liabilities and Stockholders' Equity .................   $16,265,417      $ 6,288,321
                                                                 ===========      ===========

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                        CONSOLIDATED STATEMENTS OF INCOME
           FISCAL YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003




                                                                2004              2003
                                                            ------------       -----------
Sales, net                                                  $ 19,647,749       $ 7,132,970
Cost of sales                                                 17,827,486         6,267,128
                                                            ------------       -----------
       Gross profit                                            1,820,263           865,842

General and administrative expenses                            1,391,658           708,300
                                                            ------------       -----------

       Income (loss) from operations                             428,605           157,542
                                                            ------------       -----------
Other (Income) Expense
       Interest income                                           (20,202)           (9,431)
       Rental income                                              (3,085)                0
       Commission income                                         (15,517)           (6,767)
       Forgiveness of debt                                             0           (33,745)
       (Gain) loss on currency exchange                          (13,815)          (18,480)
       Other income                                              (11,263)                0
       Equity in earnings of investee                              1,674                 0
       Miscellaneous                                               2,499               497
       Bad debt expense                                          159,238                49
       Loss on disposal of assets                                      0             5,275
       Interest expense                                           67,691            54,887
                                                            ------------       -----------
       Total Other (Income) Expense                              167,220            (7,715)
                                                            ------------       -----------
            Income (loss) before income taxes                    261,385           165,257

Provision for income taxes                                        85,190            44,180
                                                            ------------       -----------
       Net income (loss)                                    $    176,195       $   121,077
                                                            ============       ===========

       Net income (loss) per share (basic and diluted)
            Basic                                           $      0.007       $     0.016
            Diluted                                         $      0.007       $     0.016

       Weighted average number of shares
            Basic                                             24,958,333         7,525,342
            Diluted                                           24,958,333         7,525,342


                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FISCAL YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                                  2004              2003
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (loss)                                      $   176,195       $   121,077

Adjustments to reconcile net income (loss) to net cash
  provided by (used) in operating activities:
       Depreciation and amortization                               44,057            45,309
       Equity in earning of investee                                1,674                 0
       Loss on disposal of assets                                       0             5,275
       Bad debt                                                   159,238                49
       Forgiveness of debt                                              0           (33,745)
       Gain on foreign currency exchange                          (13,815)          (18,480)
       Decrease (Increase) in receivables                      (5,652,808)         (952,867)
       Decrease (Increase) in inventory                          (543,184)         (248,083)
       Decrease (Increase) in other receivables                  (115,032)          (11,100)
       Decrease (Increase) in prepaid expenses                   (347,946)          390,036
       Decrease (Increase) in deposit                            (254,737)                0
       Decrease (Increase) in deferred charges                     36,836          (114,019)
       Decrease (Increase) in other current assets                 72,662          (316,508)
       (Decrease) Increase in accounts payable
            and accrued expenses                                6,297,694        (1,001,173)
       (Decrease) Increase in deferred revenue                    260,498                 0
       (Decrease) Increase in deposits payable                      4,371                 0
                                                              -----------       -----------
       Total Adjustments                                          (50,492)       (2,255,306)
                                                              -----------       -----------
       Net cash provided by (used in) operations                  125,703        (2,134,229)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceed from sale of investments                           108,594                 0
       Purchase of intangibles                                       (838)           (1,286)
       Purchase of investments                                   (772,352)         (108,594)
       Purchase of furniture and equipment                       (462,722)         (502,691)
                                                              -----------       -----------
       Net cash used in investing activities                   (1,235,912)         (612,571)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payment on notes payable                                (2,229,705)         (230,753)
       Issuance of loan from related party                        743,386         1,292,154
       Issuance of notes payable                                3,974,994           460,212
       Issuance of common stock                                   720,000         1,755,870
                                                              -----------       -----------
       Net cash provided by financing activities                3,208,675         3,277,483
                                                              -----------       -----------
       Effect of exchange rate change on cash                       4,843                 0

       Net change in cash and cash equivalents                  2,103,309           530,683
                                                              -----------       -----------
       Cash and cash equivalents at beginning of year             620,264            89,581
                                                              -----------       -----------
       Cash and cash equivalents at end of year               $ 2,723,573       $   620,264
                                                              ===========       ===========

       Supplemental cash flows disclosures:
            Income tax payments                               $     9,235       $    24,767
                                                              -----------       -----------
            Interest payments                                 $    67,691       $    62,425
                                                              -----------       -----------
            Stock dividend paid                               $         0       $    11,910
                                                              -----------       -----------
            Issuance of stock for purchase of subsidiary      $         0       $ 3,500,000
                                                              -----------       -----------

See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FISCAL YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                                            2004              2003
                                                         -----------      ------------
Common stock, number of shares outstanding
       Balance at beginning of period                     24,500,000         1,970,000
       Stock                                                       0        (1,380,000)
       cancellation
       Stock split                                                 0        11,910,000
       Common stock issued                                   500,000        12,000,000
                                                         -----------      ------------
       Balance at end of period                           25,000,000        24,500,000
                                                         ===========      ============

Common stock, par value $.001 (thousands of shares)
       Balance at beginning of year                      $    24,500      $      1,970
       Stock                                                       0            (1,380)
       cancellation
       Stock split                                                 0            11,910
       Common stock issued                                       500            12,000
                                                         -----------      ------------
       Balance at end of year                                 25,000            24,500
                                                         -----------      ------------

Additional paid in capital
       Balance at beginning of year                        3,540,617            13,500
       Issuance of stock                                     719,500         3,527,117
                                                         -----------      ------------
       Balance at end of year                              4,260,117         3,540,617
                                                         -----------      ------------

Cumulative foreign-exchange translation adjustment
       Balance at beginning of year                                0                 0
       Foreign currency translation                           29,663                 0
                                                         -----------      ------------
       Balance at end of year                                 29,663                 0
                                                         -----------      ------------

Retained (deficits)
       Balance at beginning of year                           76,082           (33,085)
       Issuance of stock dividend                                  0           (11,910)
       Net income (loss)                                     176,195           121,077
                                                         -----------      ------------
       Balance at end of year                                252,277            76,082
                                                         -----------      ------------

Total stockholders' equity at end of year                $ 4,567,057      $  3,641,199
                                                         ===========      ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE A - ORGANIZATION

   City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company". When used in these notes, the terms "Company" means City Network, Inc. and its subsidiaries.

   On November 14, 2002, City Network Technology, Inc became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.

   The Company is a provider of Internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace. The Company intends to be an important provider of these services predicated upon our dedication to delivering user friendly, cost effective, and customer tailored, high speed internet access equipment to meet the business needs of the hospitality, residential property and telecommunication industry worldwide.

   Our Company operates in an industry characterized by significant competition and rapid technological changes. We will need additional investments and funding in order to complete the development and improvements necessary for our products and our planned operations.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

      Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales, and is recorded net of returns, discounts and allowances. Service income is recognized as the related services are provided pursuant to the terms of the service agreement.

      Principles of Consolidation

      The consolidated financial statements include the accounts of City Network, Inc., and it's wholly owned subsidiaries City Network Technology, Inc. and its wholly owned subsidiaries, City Network, Inc - Taiwan and City Construction, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


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

          Furniture and Fixtures                5 years
          Equipment                             5 years
          Computer Hardware and Software        3 years
          Building and Improvements             50 years

      Intangible Assets:

      Effective July 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended February 29, 2004 and February 28, 2003.

      Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

      Exchange Gain (Loss):

      During fiscal year ended February 29, 2004, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Translation Adjustment

      As of February 29, 2004, the accounts of City Network, Inc. - Taiwan and City Construction were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

      As of February 29, 2004 and February 28, 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02994 and NTD$1=USD$0.02857. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02617 and NTD$1=USD$0.02899. Total translation adjustment recognized for the year ended February 29, 2004 and February 28, 2003 is $29,663 and $0 respectively.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Inventory

      Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of February 29, 2004 and February 28, 2003, inventory consisted only of finished goods.

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

      Long-term equity investments

      Long-term equity investments are accounted for by the equity method when the Company and its subsidiaries owns 20% or more of the investee's voting shares, or less than 20% of investee's voting shares but is able to exercise significant influence over the investee's operation and financial polices, but not more then 50%. All other long-term equity investments are accounted for by either the lower-of-cost-or-market method or cost method. For long-term equity investments accounted for under the equity method related to investee's that are publicly listed companies, unrealized losses resulting from declines in the market value below cost are recorded as a separate component of stockholders' equity.

      For long-term equity investments in non-listed companies accounted for under the cost method, investments are stated at original cost. A write-down of the investment balance to earnings is taken only if it is determined that there is a permanent decline in the investment's value. Stock dividends do not result in the recognition of investment income.

      For long-term equity investments accounted for by the equity method, the investment is initially recorded at cost, then reduced by dividends and increased or decreased by investor's proportionate share of the investee's net earnings or loss.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

      Advertising

      Advertising costs are expensed in the year incurred.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      New Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2003. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended February 29, 2004. Our Company determined that we do not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities is required for our Company effective March 31, 2004.

      Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

       Our Company holds interests in certain entities currently accounted for under the equity method of accounting that are not considered variable interest entities. We do not expect compliance with Interpretation 46 to have an impact on our financial statements.

                      CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE C - EXCHANGE AGREEMENT

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
                                                ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE D - STOCK PURCHASE BUSINESS COMBINATION (CONTINUED)

      The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of City Network Technology, Inc. had occurred at March 1, 2002:

                                              Year Ending
                                           February 28, 2003
                                           -----------------
      Sales                                  $7,236,161
      Net income                                121,077
      Net income per share -- basic                 .02

      Net income per share -- diluted               .02

      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE E - CASH

      The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation (CDIC). As of February 29, 2004 and February 28, 2003, there were no uninsured portions of the balances held at the bank.

NOTE F - FIXED ASSETS

      Fixed assets consist of the following:

                                  2004              2003
                              -----------       -----------
Land                          $ 1,966,694       $ 1,966,694
Building                          305,429           305,429
Machinery and equipment           427,126            18,656
Furniture and fixtures            142,402           100,094
                              -----------       -----------
                              $ 2,841,651       $ 2,390,873

Accumulated depreciation          (95,987)          (51,930)
                              -----------       -----------
                              $ 2,745,664       $ 2,338,943
                              ===========       ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE G- COMMITMENTS

      Verio, Inc.

      Upon the effective date of the Exchange Agreement, dated December 14, 2002, and the change in control, City Network ceased its relationship with Verio and no longer acts as a referral agent for Verio, Inc. The agreement with Verio, Inc. was a non-exclusive authorized sales representative agreement, whereby City Network would solicit sales of Vario's services in the United States, in exchange for commission income. These services included various domain registration services, web hosting services and e-commerce services.

      A Best Information

      City Network, Inc. - Taiwan, signed an agreement with A Best Information in 2003 for the exclusive right to sell A Best Information's products. There is no expiration date in the agreement, and the Company has the rights to transfer the agreement to any third party with a negotiable price. The Company paid $1,000,000 for these rights.

      Reseller agreements

      City Network, Inc. - Taiwan has several signed reseller agreements with various customers. These resellers are given special sales prices and are paid commissions for their sales orders.

      Operating Leases

      The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $13,482 and $0 for February 29, 2004 and February 28, 2003. The Company has future minimum lease obligations as follows:

                        2005            $78,693
                        2006             11,813
                                        -------
                        Total           $90,506
                                        =======

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE H- LONG-TERM INVESTMENT

      Unium Technology

      On December 25, 2001 the Company purchased approximately nine percent (9%) of Unium Technology Corporation for $108,594. On May 1, 2003 the Company sold the Unium Technology Corporation investment for $108,594, cost. As of February 29, 2004, there was a balance due of $43,439 from the buyer. Union Technology is not publicly traded or listed. The cost method accounting for the long-term equity investment of Unium Technology Corporation was being used.

      Beijing Putain Hexin Network Technology Co., Ltd

      On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of February 29, 2004 the Company recognized a loss $1,674 from their acquisition.

NOTE I - COMPENSATED ABSCENSES

      Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of February 29, 2004 no accumulated vacation liability exists.

NOTE J - INCOME TAXES

      Total Federal and State income tax expense for the years ended February 28, 2004 and 2003 amounted to $85,190 and $44,180, respectively. For the years ended February 28, 2004 and 2003, there is no difference between the federal statutory tax rate and the effective tax rate.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE J - INCOME TAXES (CONTINUED)

      The following is a reconciliation of income tax expense:

      2004                    U.S.       State      International      Total
                            -------     -------    ---------------    -------
      Current                $3,321          $0       $81,869         $85,190
      Deferred                    0           0             0               0
                             ------       -----       -------         -------
         Total               $3,321          $0       $81,869         $85,190
                             ======       =====       =======         =======

      2003                    U.S.       State      International      Total
                            -------     -------    ---------------    -------
      Current                    $0          $0         $44,180       $44,180
      Deferred                    0           0               0             0
                             ------       -----         -------       -------
         Total                   $0          $0         $44,180       $44,180
                             ======       =====         =======       =======

      Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                                     2004          2003
                                                    ------        ------
      Federal statutory tax rate                      33%           27%
      State, net of federal benefit                    0%            0%
                                                    ------        ------
      Effective tax rate                              33%           27%
                                                    ------        ------

NOTE K - DEBT

      At February 29, 2004, the Company had notes payable outstanding in the aggregate amount of $2,579,730. Payable as follows:

      Secured note payable to a bank in Taiwan,
      interest at 3.175% per annum, due on
      May 29, 2016                                       $ 280,689

      Secured note payable to a bank in Taiwan,
      interest at 7.425% per annum, due on
      May 9, 2004                                           30,972

      Secured note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      June 6, 2005                                          13,011

      Notes payable to a bank in Taiwan,
      4.25% per annum, due on
      June 12, 2005                                          1,497

      Notes payable to a bank in Taiwan,
      7.5% per annum, due on
      June 16, 2004                                        179,641

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE K - DEBT (CONTINUED)

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      December 30, 2004                                    269,462

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      March 13, 2004                                       119,760

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      March 26, 2004                                       188,623

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      May 4, 2004                                          572,405

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      March 5, 2004                                         78,635

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      April 8, 2004                                        225,573

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      April 23, 2004                                         8,994

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      April 8, 2004                                         19,805

      Notes payable to a bank in Taiwan,
      3.77% per annum, due on
      April 8, 2004                                        261,871

      Note payable to a bank in Taiwan,
      interest at 4.269% per annum, due on
      August 25,2004                                       328,792
                                                      ------------
                                                         2,579,730

                  Current portion                        2,316,689
                                                      ------------

                  Long-term portion                   $    263,041
                                                      ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE L - RELATED PARTY TRANSACTIONS

      Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

      Andy Lai - As of February 29, 2004 and February 28, 2003, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $2,015,141 and $1,271,658, respectively.

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

NOTE N - STOCK

      On February 14, 2003 the Board of Directors of the Company approved and recommended that Company's Articles of Incorporation be amended to increase the number of authorized shares of common stock, par value $0.001 of the Company, from 25,000,000 shares to 100,000,000; and to authorize 50,000,000 shares of preferred stock, par value $0.001.

      On February 17, 2003, the holders of approximately 52% of the outstanding shares of common stock of City Network executed a written consent adopting and approving the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Nevada in March 2003.

NOTE O - SUBSEQUENT EVENT

     On March 24, 2004, the Board of Directors of the Company approved and consummated a private placement offering of 2,500,000 shares of its common stock, par value $0.001 per share, for $1.44 per share (total of $3,600,000) pursuant to regulation S of the Securities Act of 1933.