Form 10QSB
period 2004-05-31
CITY NETWORK INC
filed 2004-07-20
CIK 1140827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2004
                                 ------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------
Commission File Number:  001-31954
                         ---------

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

      Yes             No
           ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,500,000

      Transitional Small Business Disclosure Format (check one):

      Yes                     No    X
            --------             ------

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----

PART I. FINANCIAL INFORMATION............................................      1

      Item 1.     Financial Statements...................................      1

            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION................      1

            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)............      2

            CONSOLIDATED STATEMENTS OF CASH FLOWS........................      3

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...      4

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........     15

      Item 2.     Management's Discussion and Analysis...................     16

      Item 3.     Controls And Procedures................................     17

PART II. OTHER INFORMATION...............................................     17

      Item 1.     Legal Proceedings......................................     17

      Item 2.     Changes in Securities and Use of Proceeds..............     17

      Item 3.     Defaults Upon Senior Securities........................     17

      Item 4.     Submission of Matters to a Vote of Security Holders....     17

      Item 5.     Other Information......................................     17

      Item 6.     Exhibits and Reports on Form 8-K.......................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                     ASSETS

                                                                    May 31, 2004
                                                                     (Unaudited)   February 29, 2004
                                                                     -----------   -----------------
Current Assets
      Cash and cash equivalents                                      $ 1,745,979      $ 2,723,573
      Accounts receivable, net                                         8,079,597        7,173,149
      Inventory                                                          538,474          910,190
      Other receivables                                                  101,449          126,492
      Prepaid expenses                                                 1,059,690          557,903
                                                                     -----------      -----------

              Total Current Assets                                    11,525,189       11,491,307
                                                                     -----------      -----------


Fixed Assets, net                                                      2,719,437        2,745,664
                                                                     -----------      -----------

             Total Fixed Assets                                        2,719,437        2,745,664
                                                                     -----------      -----------

Other Assets
      Deposits                                                           301,126          255,706
      Trademarks                                                           1,927            1,966
      Equity in net assets of affiliated company                         770,845          770,678
      Intangible assets                                                1,000,000        1,000,000
      Other current assets                                                    93               96
                                                                     -----------      -----------

              Total Other Assets                                       2,073,991        2,028,446
                                                                     -----------      -----------

      Total Assets                                                   $16,318,617      $16,265,417
                                                                     ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                          $ 6,475,389      $ 6,838,620
      Due to related party                                               458,828          334,812
      Loan payable                                                             0        1,680,329
      Deferred revenue                                                    23,595          260,498
      Deposits payable                                                         0            4,371
      Current portion, long-term debt                                  2,695,893        2,316,689
                                                                     -----------      -----------

      Total Current Liabilities                                       11,334,034       11,435,319

Long-term debt, net of current portion                                   380,240          263,041
                                                                     -----------      -----------

      Total Liabilities                                               11,714,274       11,698,360
                                                                     -----------      -----------

Stockholders' Equity

      Common stock, $.001 par value, 100,000,000
        shares authorized, 27,500,000 and 25,000,000
        issued and outstanding, respectively                              27,500           25,000
      Additional paid in capital                                       5,937,946        4,260,117
      Cumulative foreign-exchange translation adjustment                  53,019           29,663
      Retained earnings                                                  266,207          252,277
                                                                     -----------      -----------

      Total Stockholders' Equity                                       6,284,672        4,567,057
                                                                     -----------      -----------

      Total Liabilities and Stockholders' Equity                     $16,318,617      $16,265,417
                                                                     ===========      ===========

                            See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                               --------------------------------
                                                  May 31,             May 31,
                                                   2004                2003
                                               ------------        ------------
Sales, net                                     $  6,403,354        $  4,742,451

Cost of sales                                     6,072,148           4,436,356
                                               ------------        ------------

  Gross profit                                      331,206             306,095

General and administrative expenses                 329,281             239,980
                                               ------------        ------------

  Income (loss) from operations                       1,925              66,115
                                               ------------        ------------

Other (Income) Expense
  Interest income                                      (782)            (11,783)
  Other income                                       (2,557)             (4,932)
  Rent income                                        (8,425)                  0
  Repair income                                     (45,064)                  0
  Gain on currency exchange                          (1,392)               (369)
  Equity in earnings of investee                       (167)                  0
  Interest expense                                   19,945              11,699
  Bad debt expense                                    4,275              36,645
  Miscellaneous expense                              11,852                   0
                                               ------------        ------------

  Total Other (Income) Expense                      (22,315)             31,260
                                               ------------        ------------

  Income (loss) before income taxes                  24,240              34,855

Provision for income taxes                           10,310               4,548
                                               ------------        ------------

  Income (loss)                                $     13,930        $     30,307
                                               ============        ============


  Net income (loss) per share (basic
    and diluted)
       Basic                                   $      0.001        $      0.001
       Diluted                                 $      0.001        $      0.001

  Weighted average number of shares
       Basic                                     25,833,333          24,500,000
       Diluted                                   25,833,333          24,500,000


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three Months Ended
                                                                 May 31,            May 31,
                                                                   2004              2003
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                        $    13,930       $    30,307

Adjustments to reconcile net income to net cash
used in operating activities:
      Depreciation and amortization                                 27,280             6,596
      Equity in earning of investee                                   (167)                0
      Bad debt                                                       4,275            36,645
      Gain on foreign currency exchange                             (1,392)             (369)
      Decrease (Increase) in receivables                          (906,448)       (2,698,764)
      Decrease (Increase) in inventory                             371,716           163,684
      Decrease (Increase) in other receivables                      25,043          (101,511)
      Decrease (Increase) in prepaid expenses                     (501,787)         (258,975)
      Decrease (Increase) in deferred charges                            0             2,447
      Decrease (Increase) in deposit                               (45,420)         (108,711)
      Decrease (Increase) in other current assets                        3          (317,442)
      (Decrease) Increase in accounts
        payable and accrued expenses                              (363,231)        2,975,698
      (Decrease) Increase in deferred revenue                     (236,903)                0
      (Decrease) Increase in deposits payable                       (4,371)                0
                                                               -----------       -----------

      Total Adjustments                                         (1,631,402)         (300,702)
                                                               -----------       -----------

      Net cash used in operations                               (1,617,472)         (270,395)
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of investment                                   0           108,594
      Purchase of furniture and equipment                             (933)          (21,403)
                                                               -----------       -----------

      Net cash provided by (used in) investing activities             (933)           87,191
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on current portion debt                           (1,198,086)          (42,911)
      Loan from related party debt                                 124,015           290,582
      Issuance of notes payable                                    477,953                 0
      Issuance of short-term debt                                1,214,386           306,328
                                                               -----------       -----------

      Net cash provided by financing activities                    618,269           553,999
                                                               -----------       -----------

      Effect of exchange rate                                       22,543           (23,038)

      Net change in cash and cash equivalents                     (977,593)          347,757
                                                               -----------       -----------

      Cash and cash equivalents at beginning of year             2,723,573           620,264
                                                               -----------       -----------

      Cash and cash equivalents at end of period               $ 1,745,980       $   968,021
                                                               ===========       ===========


      Supplemental cash flows disclosures:

           Income tax payments                                 $         0       $         0
                                                               -----------       -----------

           Interest payments                                   $    19,945       $    11,699
                                                               -----------       -----------

      Non cash transaction:

           Conversion of debt to equity                        $ 1,680,329       $         0


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         May 31, 2004
                                                         (Unaudited)    February 29, 2004
                                                         -----------    -----------------
Common stock, number of shares outstanding
          Balance at beginning of period                  25,000,000       24,500,000
          Stock cancellation                                       0                0
          Stock split                                              0                0
          Common stock issued                              2,500,000          500,000
                                                         -----------      -----------

          Balance at end of period                        27,500,000       25,000,000
                                                         ===========      ===========

Common stock, par value $.001 (thousands of shares)
          Balance at beginning of period                 $    25,000      $    24,500
          Stock cancellation                                       0                0
          Stock split                                              0                0
          Common stock issued                                  2,500              500
                                                         -----------      -----------

          Balance at end of period                            27,500           25,000
                                                         -----------      -----------

Additional paid in capital
          Balance at beginning of period                   4,260,117        3,540,617
          Common stock issued                              1,677,829          719,500
                                                         -----------      -----------

          Balance at end of period                         5,937,946        4,260,117
                                                         -----------      -----------

Cumulative foreign-exchange translation adjustment
          Balance at beginning of period                      29,663                0
          Foreign currency
          translation                                         23,356           29,663
                                                         -----------      -----------

          Balance at end of period                            53,019           29,663
                                                         -----------      -----------
Total stockholders' equity at end of period              $ 6,284,672      $ 4,567,057


                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004


NOTE 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company". When used in these notes, the terms "Company," means City Network, Inc. and its subsidiaries.

On November 14, 2002, City Network Technology, Inc became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.

The Company is a provider of internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace. The Company intends to be an important provider of these services predicated upon their dedication to delivering user friendly, cost effective, and customer tailored, high speed internet access equipment to meet the business needs of the hospitality, residential property and telecommunication industry worldwide.

The Company operates in an industry characterized by significant competition and rapid technological changes. The Company will need additional investments and funding in order to complete the development and improvements necessary for its products and its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended May 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended February 29, 2004.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004

Basis of Consolidation - The consolidated financial statements for 2004 include the accounts of City Network, Inc., and it's wholly owned subsidiary City Network Technology, Inc. and its wholly owned subsidiaries, City Network, Inc - Taiwan and City Construction, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

          Furniture and Fixtures                 5 years
          Equipment                              5 years
          Computer Hardware and Software         3 years
          Building and Improvements             50 years

Intangible Assets - Effective July 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the periods ended May 31, 2004 and 2003.

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

Inventory - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of May 31, 2004, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004


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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of May 31, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

Concentration of Credit Risk - Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, however, cash balances have exceeded the FDIC insured levels at various times during the year. Concentration of credit risk with respect to trade accounts receivable is primarily from customers located in Asia. The Company actively evaluates the creditworthiness of the customers with which it conducts business through credit approvals, credit limits and monitoring procedures.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004


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

Exchange Gain (Loss) - As of May 31, 2004, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment - As of May 31, 2004, the accounts of City Network, Inc.
- Taiwan and City Construction were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of May 31, 2004 and 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02992 and NTD$1=USD$0.02879. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03003 and NTD$1=USD$0.02874. Total translation adjustment recognized for the period ended May 31, 2004 and 2003 is $53,019 and $29,633 respectively.

New Accounting Pronouncements - In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2003. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - CONCENTRATION

The Company had ten major customers during the three months ended May 31, 2004. Those customers comprise 80.5% of the total sales during the first quarter ended May 31, 2004. Sales to these customers were approximately $5,158,380. Included in accounts receivable is $2,917,302 from these customers as of May 31, 2004.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of May 31, 2004 and 2003, there were no uninsured portions of the balances held at the bank.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004

Note 5 - FIXED ASSETS

      Fixed assets consist of the following:

                                          May 31, 2004         February 29, 2004
                                          ------------         -----------------
Land                                       $ 1,966,694           $ 1,966,694
Building                                       305,429               305,429
Machinery and equipment                        428,057               427,126
Furniture and fixtures                         142,402               142,402
                                           -----------           -----------
                                           $ 2,842,582           $ 2,841,651
Accumulated depreciation                      (123,145)              (95,987)
                                           -----------           -----------
                                           $ 2,719,437           $ 2,745,664
                                           ===========           ===========


Note 6 - COMPENSATED ABSENCES

Employees can earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one
(1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of May 31, 2004 no accumulated vacation liability exists.

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

Co-Construction Agreement - In April 2004, City Construction Co., Ltd. entered into a Co-Construction Agreement with another company in Taipei, Taiwan. Under the Agreement, the Company will finance, construct and own 50% of the building project. The Company has not yet begun construction on the building.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004

Note 7 - COMMITMENTS (continued)

Operating Leases - The Company leases three office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $20,722 and $0 for the three months ended May 31, 2004 and 2003. The Company has future minimum lease obligations as follows:

                          Year ending
                            May 31,
                          -----------
                             2005       $54,973
                                        -------
                             Total      $54,973
                                        =======

Note 8- LONG-TERM INVESTMENT

On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of May 31, 2004 the Company recognized a loss $1,507 from their acquisition.

Note 9 - DEBT

At May 31, 2004, the Company had notes payable outstanding in the aggregate amount of $3,076,133. Payable as follows:


      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      December 30, 2004                                            $  269,100

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      June 13, 2004                                                   119,600

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      June 26, 2004                                                   118,370

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      July 1, 2004                                                    171,820

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      July 9, 2004                                                    100,913

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004

Note 9- DEBT (continued)

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      July 30, 2004                                                    19,779

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      Sept. 14, 2004                                                   34,531

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      Sept. 16, 2004                                                   39,106

      Note payable to a bank in Taiwan,
      interest at 3.77% per annum, due on
      Sept. 23, 2004                                                  275,919

      Note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      August 25, 2004                                                 328,352

      Note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      August 25, 2004                                                 289,054

      Note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      Sept. 19, 2004                                                  148,765

      Note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      October 23, 2004                                                 250,432

      Note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      October 4, 2004                                                  75,666

      Notes payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      June 12, 2004                                                     1,346

      Secured note payable to a bank in Taiwan,
      interest at 3.175% per annum, due on
      May 29, 2016                                                    274,706

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2004

      NOTE 9.  DEBT  (continued)

      Secured note payable to a bank in Taiwan,
      interest at 4.25% per annum, due on
      June 12, 2005                                                    10,721

      Note payable to a corporation,
      interest at 6.25% per annum, due on
      November 20, 2005, personally guaranteed by
      an Officer of the Company                                       477,953
                                                                   ----------
                                                                    3,076,133

                   Current portion                                  2,695,893

                  Long-term portion                                $  380,240
                                                                   ==========

Note 10 - EXCHANGE AGREEMENT

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

Note 11 - STOCK PURCHASE BUSINESS COMBINATION

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

Note 12 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of May 31, 2004, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $458,828. Mr. Lai has also personally guaranteed a note payable of the Company in the amount of $477,953.

Note 13 - COMMON STOCK

In May 2004, the Company issued 2,500,000 shares of its common stock in exchange for the conversion in full of a note and short term debt payable to third parties in the aggregate of $1,680,329. The note and short term debt payable were converted into shares of common stock at a price of approximately $0.672 per share.

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

THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003 FOR CITY NETWORK, INC. AND FOR CITY NETWORK-TAIWAN

SALES. Net sales for the three months ended May 31, 2004 were $6,403,354 compared to $4,742,451 for the three months ended May 31, 2003. The increase in sales for the three months ended May 31, 2004 was due to the Company's aggressive approach in diversifying and developing its sales products. CNT-Taiwan's net sales for the three months ended May 31, 2004 were $6,403,354 compared to $4,742,451 for the three months ended May 31, 2003. The increase in sales was due to CNT-Taiwan's aggressive approach in diversifying and developing its sales products.

COST OF SALES. Cost of sales for the three months ended May 31, 2004 was $6,072,148 or 94.8% of net sales, as compared to $4,436,356 during the three months ended May 31, 2003. CNT-Taiwan's cost of sales for the three months ended May 31, 2004 was $6,072,148, or 94.8% of net sales, as compared to $4,436,316 or
93.54 % of net sales, for the three months ended May 31, 2003. The increase in cost of sales is related to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $329,281, or 5.1% of net sales, for the three months ended May 31, 2004, as compared to $239,980 for the three months ended May 31, 2003. The increase was due to increased marketing and promotion costs related to new products and an increase in salary expense related to hiring new employees to increase marketing and promotion development. CNT-Taiwan's general and administrative expense for the three months ended May 31, 2004was $364,818 or 5.7 % of net sales as compared to $266,040, or 5.61% for the three months ended May 31, 2003. The increase was due to increased marketing and promotion costs related to new products and an increase in salary expense related to hiring new employees to increase marketing and promotion development.

INCOME (LOSS) FROM OPERATIONS. Income from operations for the three months ended May 31, 2004 was $1,925, compared to income from operations for the three months ended May 31, 2003 of $66,115. The decrease in income from operations was due to the gross profit rate decreasing and general & administrative expenses increasing. CNT-Taiwan's income from operations for the three months ended May 31, 2004 was $10,420 as compared to income from operations of $76,700 for the three months ended May 31, 2003. This decrease is primarily due to the gross profit rate decreasing and general & administrative expenses increasing.

OTHER (INCOME) EXPENSE. Other (income) expense was $(22,315) for the three months ended May 31, 2004, as compared to $31,260 for the three months ended May 31, 2003. This increase in other income was the result of rental income and non-operating income, such as maintenance revenue. CNT-Taiwan's other (income) expense for the three months ended May 31, 2004 was $22,302, as compared to $31,260 for the three months ended May 31, 2003. The increase in other income is attributed to rental income and non-operating income, such as maintenance revenue.

NET INCOME (LOSS). Net income for three months ended May 31, 2004 was $13,930 compared to net income of $30,307 for the three months ended May 31, 2003. The decrease in net income is due to the gross profit rate decreasing and general and administrative expense increasing. CNT-Taiwan had a net income for the three months ended May 31, 2004 of $22,245 as compared to net income of $40,932 for the three months ended May 31, 2003. The decrease in net income is due to the gross profit rate decreasing and general and administrative expense increasing.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended May 31, 2004, the Company had cash and cash equivalents of $1,745,979. The Company used $1,617,472 of net cash in operations, used $933 of net cash in investing activities and had $618,269 of net cash provided by financing activities. The Company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion. The Company's short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely effect the Company's ability to continue operations. Therefore, the Company is taking precautions to manage this risk, including diversifying its customer base and controlling credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. The Company's inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.


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

Additionally, there were no significant changes in the Company's internal controls or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting..

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2004, the Registrant issued 2,500,000 shares of its common stock in exchange for the conversion in full of a note and short term debt payable to third parties in the amount of $1,680,329. The note and short term debt payable were converted into shares of common stock at a price of approximately $0.672 per share. The shares were not registered and are exempted securities under
Section 3(a)(9) of the Securities Act of 1933, as amended.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended May 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 20, 2004          CITY NETWORK, INC.

                              By: /s/ Tiao Tsan Lai
                                  ------------------------------------
                                  Tiao Tsan Lai
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Dated: July 20, 2004
                              By: /s/ Hsin Nan Lin
                                  ------------------------------------
                                  Hsin Nan Lin
                                  Chief Financial Officer
                                  (Principal Financial Officer)