Form 10QSB
period 2004-08-31
CITY NETWORK INC
filed 2004-10-20
CIK 1140827

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2004

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number:  001-31954

                               CITY NETWORK, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                     88-0467944
         ------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No)
incorporation or organization)

                         #13F., NO. 77, HSIN TAI WU ROAD
                          SEC. HIS-CHIH, TAIPEI COUNTY
                            TAIWAN, REPUBLIC OF CHINA
                            -------------------------
                    (Address of principal executive offices)

                               011-886-2-2698-8588
                               -------------------
                           (Issuer's telephone number)

                                       N/A
                  ---------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the close of business on October 15, 2004 was 27,500,000.

      Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I. FINANCIAL INFORMATION........................................................     1

     ITEM 1.    FINANCIAL STATEMENTS.................................................     1

            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION............................     1

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)........................     2

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)........................     3

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............     4

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2004.....     5

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS.................................    17

     ITEM 3.    CONTROLS AND PROCEDURES..............................................    19

PART II. OTHER INFORMATION...........................................................    20

     ITEM 1.    LEGAL PROCEEDINGS....................................................    20

     ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS............................    20

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES......................................    20

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................    20

     ITEM 5.    OTHER INFORMATION....................................................    20

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................    20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                               August 31, 2004
                                                                                 (Unaudited)        February 29, 2004
                                                                                 -----------        -----------------
                                     ASSETS
Current Assets
           Cash and cash equivalents                                           $  1,006,745             $ 2,723,573
           Accounts receivable, net                                               6,326,836               7,173,149
           Inventory                                                                706,117                 910,190
           Other receivables                                                         36,748                 126,492
           Prepaid expenses                                                         534,905                 557,903
                                                                               ------------             -----------
                     Total Current Assets                                         8,611,351              11,491,307
                                                                               ------------             -----------
Fixed Assets, net                                                                 2,694,705               2,745,664
                                                                               ------------             -----------
                     Total Fixed Assets                                           2,694,705               2,745,664
                                                                               ------------             -----------
Other Assets
           Deposits                                                                 275,586                 255,706
           Trademarks                                                                 1,860                   1,966
           Equity in net assets of affiliated company                               767,700                 770,678
           Intangible assets                                                        983,936               1,000,000
           Other current assets                                                          96                      96
                                                                               ------------             -----------
                     Total Other Assets                                           2,029,178               2,028,446
                                                                               ------------             -----------
           Total Assets                                                        $ 13,335,234             $16,265,417
                                                                               ============             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
           Accounts payable and accrued expenses                               $  4,080,447             $ 6,838,620
           Due to related party                                                     115,652                 334,812
           Loan payable                                                                   0               1,680,329
           Deferred revenue                                                         701,530                 260,498
           Deposits payable                                                               0                   4,371
           Current portion, long-term debt                                        2,226,226               2,316,689
                                                                               ------------             -----------
           Total Current Liabilities                                              7,123,855              11,435,319
Long-term debt, net of current portion                                              242,673                 263,041
                                                                               ------------             -----------
           Total Liabilities                                                      7,366,528              11,698,360
                                                                               ------------             -----------
Stockholders' Equity
           Common stock, $.001 par value, 100,000,000 shares authorized,
             27,500,000 and 25,000,000 issued and outstanding, respectively          27,500                  25,000
           Additional paid in capital                                             5,937,946               4,260,117
           Cumulative foreign-exchange translation adjustment                        46,780                  29,663
           Retained earnings                                                        (43,520)                252,277
                                                                               ------------             -----------
           Total Stockholders' Equity                                             5,968,706               4,567,057
                                                                               ------------             -----------
           Total Liabilities and Stockholders' Equity                          $ 13,335,234             $16,265,417
                                                                               ============             ===========

                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                     -----------------------------      ----------------------------
                                                      August 31,       August 31,        August 31,      August 31,
                                                         2004            2003                2004          2003
                                                         ----            ----                ----          ----
Sales, net                                           $  5,430,262     $  4,924,237      $11,833,616     $  9,666,688
Cost of sales                                           5,145,009        4,529,010       11,217,157        8,965,366
                                                     ------------     ------------      -----------     ------------
           Gross profit                                   285,253          395,227          616,459          701,322
General and administrative expenses                       484,836          223,554          814,117          463,534
                                                     ------------     ------------      -----------     ------------
           Income (loss) from operations                 (199,583)         171,673         (197,658)         237,788
                                                     ------------     ------------      -----------     ------------
Other (Income) Expense
           Interest income                                 (1,162)          (2,761)          (1,944)         (14,544)
           Other income                                   (25,545)         (12,426)         (16,250)         (17,358)
           Rent income                                     (5,633)               0          (14,058)               0
           Repair income                                   (7,419)               0          (52,483)               0
           Gain on currency exchange                       (4,221)           1,067           (5,613)             698
           Equity in earnings of investee                   3,145            9,988            2,978            9,988
           Interest expense                                36,823           13,703           56,768           25,402
           Bad debt expense                                45,181           19,939           49,456           56,584
                                                     ------------     ------------      -----------     ------------
           Total Other (Income) Expense                    41,169           29,510           18,854           60,770
                                                     ------------     ------------      -----------     ------------
           Income (loss)  before income taxes            (240,752)         142,163         (216,512)         177,018
Provision for income taxes                                 68,975           14,201           79,285           18,749
                                                     ------------     ------------      -----------     ------------
           Income (loss)                            ($    309,727)    $    127,962     ($   295,797)    $    158,269
                                                     ============     ============      ===========     ============
           Net income (loss) per share (basic and
              diluted)
                Basic                               ($      0.011)    $      0.005     ($     0.011)    $      0.006
                Diluted                             ($      0.011)    $      0.005     ($     0.011)    $      0.006
           Weighted average number of shares
                Basic                                  27,500,000       24,833,333       26,666,667       24,666,667
                Diluted                                27,500,000       24,833,333       26,666,667       24,666,667

                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                   August 31,      August 31,
                                                                    2004             2003
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income (loss)                                      ($  295,797)    $   158,269

Adjustments to reconcile net income to net cash
used in operating activities:
           Depreciation and amortization                              102,410          18,558
           Equity in earning of investee                                2,978           9,988
           Bad debt                                                    49,456          56,584
           (Gain) loss on foreign currency exchange                    (5,613)            698
           Decrease (Increase) in receivables                         846,313      (4,667,177)
           Decrease (Increase) in inventory                           204,073        (393,331)
           Decrease (Increase) in other receivables                    89,744         (94,779)
           Decrease (Increase) in prepaid expenses                     22,998         (39,868)
           Decrease (Increase) in deferred charges                          0           4,632
           Decrease (Increase) in deposit                             (19,880)       (136,779)
           Decrease (Increase) in other current assets                      0        (361,222)
           (Decrease) Increase in accounts payable
              and accrued expenses                                 (2,758,173)      2,831,175
           (Decrease) Increase in payable to investee                       0         127,898
           (Decrease) Increase in deferred revenue                    441,032               0
           (Decrease) Increase in deposits payable                     (4,371)       (147,616)
                                                                  -----------     -----------
           Total Adjustments                                       (1,029,033)     (2,791,239)
                                                                  -----------     -----------
           Net cash used in operations                             (1,324,830)     (2,632,970)
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from sale of investment                                 0         108,594
           Purchase of net assets of affiliated company                     0        (325,000)
           Purchase of furniture and equipment                         (5,008)        (78,806)
                                                                  -----------     -----------
           Net cash provided by (used in) investing activities         (5,008)       (295,212)
                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Payment on current portion debt                         (2,625,661)        (44,330)
           Payment on loan from related party                        (339,575)              0
           Payment on notes payable                                  (109,106)              0
           Loan from related party                                    120,415               0
           Issuance of notes payable                                  477,953               0
           Issuance of short-term debt                              2,151,499       2,123,976
           Issuance of common stock                                         0         720,000
                                                                  -----------     -----------
           Net cash provided by (used in) financing activities       (324,475)      2,799,646
                                                                  -----------     -----------
           Effect of exchange rate                                    (62,515)        (13,540)
           Net change in cash and cash equivalents                 (1,716,828)       (142,076)
                                                                  -----------     -----------
           Cash and cash equivalents at beginning of year           2,723,573         620,264
                                                                  -----------     -----------
           Cash and cash equivalents at end of period             $ 1,006,745     $   478,188
                                                                  ===========     ===========
           Supplemental cash flows disclosures:
                Income tax payments                               $   139,541     $         0
                                                                  -----------     -----------
                Interest payments                                 $    56,768     $    25,402
                                                                  -----------     -----------
           Non cash transaction:
                Conversion of debt to equity                      $ 1,680,329     $         0
                                                                  -----------     -----------

                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      August 31, 2004
                                                       (Unaudited)          February 29, 2004
                                                       -----------          -----------------
Common stock, number of shares outstanding
           Balance at beginning of period                25,000,000            24,500,000
           Common stock issued                            2,500,000               500,000
                                                       ------------           -----------
           Balance at end of period                      27,500,000            25,000,000
                                                       ============           ===========

Common stock, par value $.001 (thousands of shares)
           Balance at beginning of period              $     25,000           $    24,500
           Common stock issued                                2,500                   500
                                                       ------------           -----------
           Balance at end of period                          27,500                25,000
                                                       ------------           -----------

Additional paid in capital
           Balance at beginning of period                 4,260,117             3,540,617
           Common stock issued                            1,677,829               719,500
                                                       ------------           -----------
           Balance at end of period                       5,937,946             4,260,117
                                                       ------------           -----------

Cumulative foreign-exchange translation adjustment
           Balance at beginning of period                    29,663                     0
           Foreign currency translation                      17,117                29,663
                                                       ------------           -----------
           Balance at end of period                          46,780                29,663
                                                       ------------           -----------

Retained (deficits)
           Balance at beginning of period                   252,277                76,082
           Issuance of stock dividend                             0                     0
           Net income (loss)                               (295,797)              176,195
                                                       ------------           -----------
           Balance at end of period                         (43,520)              252,277
                                                       ------------           -----------
Total stockholders' equity at end of period            $  5,968,706           $ 4,567,057
                                                       ============           ===========

                             See accompanying notes.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

NOTE 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc.- Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company". When used in these notes, the terms "Company," means City Network, Inc. and its subsidiaries.

On November 14, 2002, City Network Technology, Inc. became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.

The Company is a provider of internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace. The Company intends to be an important provider of these services predicated upon their dedication to delivering user friendly, cost effective, and customer tailored high speed internet access equipment to meet the business needs of the hospitality, residential property and telecommunication industry worldwide.

The Company operates in an industry characterized by significant competition and rapid technological changes. The Company will need additional investments and funding in order to complete the development and improvements necessary for its products and its planned operations.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended August 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended February 29, 2004.

Basis of Consolidation - The consolidated financial statements for 2004 include the accounts of City Network, Inc., and it's wholly owned subsidiary City Network Technology, Inc. and its wholly owned subsidiaries, City Network, Inc. - Taiwan and City Construction, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

           Furniture and Fixtures                      5 years
           Equipment                                   5 years
           Computer Hardware and Software              3 years
           Building and Improvements                   50 years

Intangible Assets - Effective July 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the periods ended August 31, 2004 and 2003.

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

Inventory - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of August 31, 2004, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of August 31, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

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

Exchange Gain (Loss) - As of August 31, 2004 the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment - As of August 31, 2004 and 2003, the accounts of City Network, Inc. - Taiwan and City Construction were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of August 31, 2004 and 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.02942 and NTD$1=USD$0.2922. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02981 and NTD$1=USD$0.02886. Total translation adjustment recognized for the period ended August 31, 2004 and 2003 is $46,780 and $99,524 respectively.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

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

NOTE 3 - CONCENTRATION

The Company had fifteen major customers during the six months ended August 31, 2004. Those customers comprise 37% of the total sales during the six months ended August 31, 2004. Sales to these customers were approximately $4,381,041. Included in accounts receivable is $2,230,555 from these customers as of August 31, 2004.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of August 31, 2004 and 2003, there were no uninsured portions of the balances held at the bank.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

Note 5 - FIXED ASSETS

      Fixed assets consist of the following:

                              August 31, 2004    February 29, 2004
                              ---------------    -----------------
Land                            $ 1,966,694         $ 1,966,694
Building                            305,429             305,429
Machinery and equipment             430,656             427,126
Furniture and fixtures              143,880             142,402
                                -----------         -----------
                                $ 2,846,659         $ 2,841,651

Accumulated depreciation           (151,954)            (95,987)
                                -----------         -----------
                                $ 2,694,705         $ 2,745,664
                                ===========         ===========

Note 6 - INTANGIBLE ASSETS

      Intangible assets consist of the following:

                              August 31, 2004    February 29, 2004
                              ---------------    -----------------
Trademarks                      $     2,150         $     2,150
Intangible asset                  1,000,000           1,000,000
                                -----------         -----------
                                $ 1,002,150         $ 1,002,150

Accumulated depreciation            (16,354)               (184)
                                -----------         -----------
                                $   985,796         $ 1,001,966
                                ===========         ===========

Note 7 - COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years. At termination, employees are paid for any accumulated annual vacation leave. As of August 31, 2004 vacation liability exists in the amount of $3,251.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

Note 8 - COMMITMENTS

A Best Information - City Network, Inc. - Taiwan, signed an agreement with A Best Information in 2002 for the exclusive right to sell A Best Information's products. There is no expiration date in the agreement, and the Company has the right to transfer the agreement to any third party with a negotiable price. The Company paid $1,000,000 for these rights. As of August 31, 2004, net book value is $983,936.

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

Operating Leases - The Company had leases for three office facilities under operating leases that terminate on various dates. The Company as of August 31, 2004 only has one lease that terminates on May 31, 2005. Rental expense for these leases consisted of $33,278 and $0 for the six months ended August 31, 2004 and 2003. The Company has future minimum lease obligations as follows:

Year ending
 August 31,
2005                $  36,219
                    ---------
Total               $  36,219
                    =========

Note 9 - LONG-TERM INVESTMENT

On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of August 31, 2004 the Company recognized a loss $4,652 from their acquisition.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

Note 10 - DEBT

At August 31, 2004, the Company had notes payable outstanding in the aggregate amount of $2,468,899. Payable as follows:

Note payable to a bank in Taiwan, interest
at 3.762% per annum, due on December 30,2004        $264,780

Note payable to a bank in Taiwan, interest
at 3.762% per annum, due on February 13,2005         117,680

Note payable to a bank in Taiwan, interest
at 3.762% per annum, due on March 26, 2005           185,346

Note payable to a bank in Taiwan, interest
at 4.302% per annum, due on October 23, 2004         246,412

Note payable to a bank in Taiwan, interest
at 4.302% per annum, due on October 4, 2004           74,452

Note payable to a bank in Taiwan, interest
at 33.762% per annum, due on October 8, 2004         294,200

Note payable to a bank in Taiwan, interest
at 3.762% per annum, due on October 28, 2004         131,650

Note payable to a bank in Taiwan, interest
at 3.762% per annum, due on November 12,2004          36,274

Note payable to a bank in Taiwan, interest
at 3.762% per annum, due on November 16,2004         100,722

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

Note 10 - DEBT (CONTINUED)

Note payable to a bank in Taiwan,
interest at 3.762% per annum, due on
December 14, 2004                                       50,343

Note payable to a bank in Taiwan,
interest at 3.762% per annum, due on
December 24, 2004                                      323,923

Note payable to a bank in Taiwan,
interest at 4.25% per annum, due on
June 12, 2005                                            1,177

Secured note payable to a bank in Taiwan,
interest at 3.175% per annum, due on May
29, 2016                                               264,780

Secured note payable to a bank in Taiwan,
interest at 4.25% per annum, due on June
12, 2005                                                 8,313

Note payable to a corporation,
interest at 6.25% per annum, due on
November 20, 2005, personally guaranteed by
an Officer of the Company                              368,847
                                                    ----------
                                                     2,468,899

                             Current portion         2,226,226

                           Long-term portion        $  242,673
                                                    ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004

Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors, and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of August 31, 2004, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $115,652. Mr. Lai has also personally guaranteed a note payable of the Company in the amount of $368,847.

Note 12 - COMMON STOCK

In May 2004, the Company issued 2,500,000 shares of its common stock as consideration for the conversion in full of a note and short term debt payable to third parties in the aggregate of $1,680,329. The note and short term debt payable were converted into shares of common stock at a price of approximately $0.672 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 2003

SALES. Net sales for the three months ended August 31, 2004 were $5,430,262 compared to $4,924,237 for the three months ended August 31, 2003. The increase in sales for the three months ended August 31, 2004 was due to the Company's aggressive approach in diversifying and developing its sales products.

COST OF SALES. Cost of sales for the three months ended August 31, 2004 was $5,145,009 or 94.7% of net sales, as compared to $4,529,010 or 91.9% of net sales, during the three months ended August 31, 2003. The increase in cost of sales is related to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $484,836, or 8.9% of net sales, for the three months ended August 31, 2004, as compared to $223,554 or 4.5% of net sales, for the three months ended August 31, 2003. The increase was due to increased marketing and promotion costs related to new products and an increase in salary expense related to hiring new employees to increase marketing and promotion development and to improve our infrastructure.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended August 31, 2004 was ($199,583), compared to income (loss) from operations for the three months ended August 31, 2003 of $171,673. The loss from operations for the three months ended August 31, 2004 compared with income from operations for the three months ended August 31, 2003 was due to the gross profit rate decreasing and general and administrative expenses increasing.

OTHER (INCOME) EXPENSE. Other (income) expense was $41,169 for the three months ended August 31, 2004, as compared to $29,510 for the three months ended August 31, 2003. This increase in other expense was the result of increased interest expense.

INCOME (LOSS). Income (loss) for three months ended August 31, 2004 was ($309,727) compared to income of $127,962 for the three months ended August 31, 2003. The decrease in net income is due to the gross profit rate decreasing and general and administrative expense increasing.

SIX MONTHS ENDED AUGUST 31, 2004 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 2003

SALES. Net sales for the six months ended August 31, 2004 were $11,833,616 compared to $9,666,688 for the six months ended August 31, 2003. The increase in sales for the six months ended August 31, 2004 was due to the Company's aggressive approach in diversifying and developing its sales products.

COST OF SALES. Cost of sales for the six months ended August 31, 2004 was $11,217,157 or 94.8% of net sales, as compared to $8,965,366 or 92.7% of net sales during the six months ended August 31, 2003. The increase in cost of sales is related to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $814,117, or 6.9% of net sales, for the six months ended August 31, 2004, as compared to $463,534 or 4.8% of net sales for the six months ended August 31, 2003. The increase was due to increased marketing and promotion costs related to new products and an increase in salary expense related to hiring new employees to increase marketing and promotion development and to improve our infrastructure.

INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the six months ended August 31, 2004 was ($197,658), compared to income (loss) from operations for the six months ended August 31, 2003 of $237,788. The loss from operations for the six months ended August 31, 2004 compared with income from operations for the six months ended August 31, 2003 was due to the gross profit rate decreasing and general and administrative expenses increasing.

OTHER (INCOME) EXPENSE. Other (income) expense was $18,854 for the six months ended August 31, 2004, as compared to $60,770 for the six months ended August 31, 2003. This decrease in other expense was the result of rental income and non-operating income, such as maintenance revenue.

INCOME (LOSS). Income (loss) for six months ended August 31, 2004 was ($295,797) compared to income of $158,269 for the six months ended August 31, 2003. The decrease in net income is due to the gross profit rate decreasing and general and administrative expense increasing.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended August 31, 2004 and 2003, the Company had cash and cash equivalents of $1,006,745 and $478,188 respectively. The Company's current assets totaled $8,611,351 at August 31, 2004 as compared to $7,895,569 at August 31, 2003. The Company's total current liabilities were $7,123,855 at August 31, 2004 as compared to $7,341,103 at August 31, 2003. Working capital at August 31, 2004 was $1,487,496 and $554,466 at August 31, 2003. The Company used $1,324,830 of net cash in operations, and used $324,475 of net cash in financing activities. The Company's liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion. The Company's short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely affect the Company's ability to continue operations. Therefore, the Company is taking precautions to manage this risk, including diversifying its customer base and controlling credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. The Company's inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.

CAPITAL EXPENDITURES. Total capital expenditures during the six months ended August 31, 2004 were $5,008 compared to $295,212 for the six months ended August 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Additionally, there were no significant changes in the Company's internal controls or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended August 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 19, 2004                    CITY NETWORK, INC.

                                            By:  /s/ Tiao Tsan Lai
                                                ------------------
                                                Tiao Tsan Lai
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Dated:  October 19, 2004

                                            By:  /s/ Hsin Nan Lin
                                                -----------------
                                                Hsin Nan Lin
                                                Chief Financial Officer
                                                (Principal Financial Officer)