Form 10QSB
period 2004-11-30
CITY NETWORK INC
filed 2005-01-19
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: November 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

                       Commission File Number: 001-31954


                               CITY NETWORK, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                        88-0467944
(State or other jurisdiction of              (I.R.S. Employer Identification No)
 incorporation or organization)


                    6F-3, No. 16, Jian Ba Road, Jhonghe City
                         Taipei County 235, Taiwan, ROC
                    (Address of principal executive offices)


                               011-886-2-8226-5566
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the close of business on January 18, 2005 was 27,500,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION................................................  2

     Item 1. Financial Statements............................................  2

     Item 2. Management's Discussion and Analysis............................ 19

     Item 3. Controls And Procedures......................................... 21


PART II. OTHER INFORMATION................................................... 22

     Item 1. Legal Proceedings............................................... 22

     Item 2. Changes in Securities and Use of Proceeds....................... 22

     Item 3. Defaults Upon Senior Securities................................. 22

     Item 4. Submission of Matters to a Vote of Security Holders............. 22

     Item 5. Other Information............................................... 22

     Item 6. Exhibits and Reports on Form 8-K................................ 22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)
                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2004


                                TABLE OF CONTENTS

Consolidated Statements of Financial Position                                  3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flow                                           5

Consolidated Statements of Changes in Stockholders' Equity                     6

Notes to Consolidated Financial Statements                                     7

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            November 30, 2004    February 29, 2004
                                                            -----------------    -----------------
                                                               (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                   $  1,290,197           $  2,723,573
  Accounts receivable, net                                       4,273,912              7,173,149
  Inventory                                                        770,260                910,190
  Other receivables                                                 51,818                126,492
  Prepaid expenses                                                 379,224                557,903
                                                              ------------           ------------
      Total Current Assets                                       6,765,411             11,491,307
                                                              ------------           ------------

Fixed Assets, net                                                2,596,673              2,745,664
                                                              ------------           ------------
      Total Fixed Assets                                         2,596,673              2,745,664
                                                              ------------           ------------
Other Assets
  Deposits                                                       1,775,519                255,706
  Trademarks                                                         1,825                  1,966
  Equity in net assets of affiliated company                       755,246                770,678
  Intangible assets                                                966,774              1,000,000
  Other current assets                                               2,546                     96
                                                              ------------           ------------
      Total Other Assets                                         3,501,910              2,028,446
                                                              ------------           ------------

  Total Assets                                                $ 12,863,994           $ 16,265,417
                                                              ============           ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                       $  3,458,239           $  6,838,620
  Due to related party                                                   0                334,812
  Loan payable                                                           0              1,680,329
  Deferred revenue                                                 130,509                260,498
  Deposits payable                                                       0                  4,371
  Current portion, long-term debt                                3,283,252              2,316,689
                                                              ------------           ------------
      Total Current Liabilities                                  6,872,000             11,435,319

Long-term debt, net of current portion                             244,834                263,041
                                                              ------------           ------------
      Total Liabilities                                          7,116,834             11,698,360
                                                              ------------           ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
  shares authorized, 27,500,000 and 25,000,000
  issued and outstanding, respectively                              27,500                 25,000
  Additional paid in capital                                     5,937,946              4,260,117
  Cumulative foreign-exchange translation adjustment               136,598                 29,663
  Retained earnings                                               (354,884)               252,277
                                                              ------------           ------------
      Total Stockholders' Equity                                 5,747,160              4,567,057
                                                              ------------           ------------

  Total Liabilities and Stockholders' Equity                  $ 12,863,994           $ 16,265,417
                                                              ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                  ------------------------------     -------------------------------
                                                  November 30,      November 30,     November 30,      November 30,
                                                      2004              2003             2004              2003
                                                  ------------      ------------     ------------      ------------
Sales, net                                        $ 3,340,719      $ 4,914,720       $ 15,174,335      $ 14,581,408

Cost of sales                                       3,154,338        4,324,280         14,371,495        13,289,646
                                                  -----------      -----------       ------------      ------------
  Gross profit                                        186,381          590,440            802,840         1,291,762

General and administrative expenses                   316,439          395,968          1,130,556           859,502
                                                  -----------      -----------       ------------      ------------
  Income (loss) from operations                      (130,058)         194,472           (327,716)          432,260
                                                  -----------      -----------       ------------      ------------
Other (Income) Expense
  Interest income                                        (274)          (4,907)            (2,218)          (19,451)
  Other income                                        (21,473)          (4,835)           (37,723)          (22,193)
  Rent income                                          (3,729)               0            (17,787)                0
  Repair income                                             0                0            (52,483)                0
  Gain on currency exchange                               (40)          (7,085)            (5,653)           (6,387)
  Loss on sale of fixed assets                         31,940                0             31,940                 0
  Equity in earnings of investee                       12,454           (7,312)            15,432             2,676
  Interest expense                                     46,888           16,991            103,656            42,393
  Other expense                                        39,082                0             39,082                 0
  Bad debt expense                                     86,576          305,491            136,032           362,075
                                                  -----------      -----------       ------------      ------------
  Total Other (Income) Expense                        191,424          298,343            210,278           359,113
                                                  -----------      -----------       ------------      ------------

  Income (loss)  before income taxes                 (321,482)        (103,871)          (537,994)           73,147

Provison for income taxes                             (10,118)          24,930             69,167            43,679
                                                  -----------      -----------       ------------      ------------
        Income (loss)                             $  (311,364)     $  (128,801)      $   (607,161)     $     29,468
                                                  ===========      ===========       ============      ============

Net income (loss) per share (basic and diluted)
  Basic                                           $    (0.011)     $    (0.005)      $     (0.025)     $      0.001
  Diluted                                         $    (0.011)     $    (0.005)      $     (0.025)     $      0.001

Weighted average number of shares
  Basic                                            27,500,000       24,944,444         23,888,889        24,777,778
  Diluted                                          27,500,000       24,944,444         23,888,889        24,777,778

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                   ----------------------------------
                                                                   November 30,          November 30,
                                                                      2004                  2003
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss)                                            $  (607,161)          $    29,468

Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                                        146,157                29,326
  Equity in earning of investee                                         15,432                 2,676
  Bad debt                                                             136,032               362,075
  (Gain) loss on foreign currency exchange                              (5,653)                    0
  Loss from sales of fixed assets                                       31,940                     0
  Decrease (Increase) in receivables                                 2,899,237            (4,885,150)
  Decrease (Increase) in inventory                                     139,930               237,787
  Decrease (Increase) in other receivables                              74,674              (400,429)
  Decrease (Increase) in prepaid expenses                              178,679              (630,400)
  Decrease (Increase) in deferred charges                                    0                 6,635
  Decrease (Increase) in deposit                                    (1,519,813)              (18,526)
  Decrease (Increase) in other current assets                           (2,450)               72,758
  (Decrease) Increase in accounts payable
       and accrued expenses                                         (3,380,381)            3,406,381
  (Decrease) Increase in payable to investee                                 0               127,898
  (Decrease) Increase in deferred revenue                             (129,989)                    0
  (Decrease) Increase in deposits payable                               (4,371)                    0
                                                                   -----------           -----------
      Total Adjustments                                             (1,420,576)           (1,688,969)
                                                                   -----------           -----------
      Net cash used in operations                                   (2,027,737)           (1,659,501)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment                                           0               108,594
  Proceeds from sale of fixed assets                                    36,775                     0
  Purchase of investment                                                     0              (710,917)
  Purchase of trademarks                                                     0                  (817)
  Purchase of net assets of affiliated company                               0              (325,000)
  Purchase of furniture and equipment                                   (5,008)             (126,238)
                                                                   -----------           -----------
      Net cash provided by (used in) investing activities               31,767            (1,054,378)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on current portion debt                                   (4,074,883)           (1,612,860)
  Payment on loan from related party                                  (455,227)            1,537,197
  Payment on notes payable                                            (219,051)                    0
  Loan from related party                                              120,415                     0
  Issuance of notes payable                                            477,953                     0
  Issuance of short-term debt                                        4,764,337             2,123,976
  Issuance of common stock                                                   0               720,000
                                                                   -----------           -----------
      Net cash provided by financing activities                        613,544             2,768,313
                                                                   -----------           -----------

     Effect of exchange rate                                           (50,950)              (95,545)

     Net change in cash and cash equivalents                        (1,433,376)              (41,111)
                                                                   -----------           -----------

Cash and cash equivalents at beginning of year                       2,723,573               620,264
                                                                   -----------           -----------

Cash and cash equivalents at end of period                         $ 1,290,197           $   579,153
                                                                   ===========           ===========
Supplemental cash flows disclosures:
     Income tax payments                                           $   139,541           $         0
                                                                   -----------           -----------
     Interest payments                                             $   103,656           $    42,393
                                                                   -----------           -----------
Non cash transaction:
     Conversion of debt to equity                                  $ 1,680,329           $         0
                                                                   -----------           -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            November 30, 2004     February 29, 2004
                                                            -----------------     -----------------
                                                               (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                               25,000,000             24,500,000
  Common stock issued                                           2,500,000                500,000
                                                             ------------           ------------

  Balance at end of period                                     27,500,000             25,000,000
                                                             ============           ============
Common stock, par value $.001 (thousands of shares)
  Balance at beginning of period                             $     25,000           $     24,500
  Common stock issued                                               2,500                    500
                                                             ------------           ------------

  Balance at end of period                                         27,500                 25,000
                                                             ============           ============
Additional paid in capital
  Balance at beginning of period                                4,260,117              3,540,617
  Common stock issued                                           1,677,829                719,500
                                                             ------------           ------------

  Balance at end of period                                      5,937,946              4,260,117
                                                             ============           ============
Cumulative foreign-exchange translation adjustment
  Balance at beginning of period                                   29,663                      0
  Foreign currency translation                                    106,935                 29,663
                                                             ------------           ------------

  Balance at end of period                                        136,598                 29,663
                                                             ============           ============
Retained (deficits)
  Balance at beginning of period                                  252,277                 76,082
  Net income (loss)                                              (607,161)               176,195
                                                             ------------           ------------

  Balance at end of period                                       (354,884)               252,277
                                                             ------------           ------------

Total stockholders' equity at end of period                  $  5,747,160           $  4,567,057
                                                             ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


NOTE 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc -Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction Co., Ltd. was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company". When used in these notes, the terms "Company," means City Network, Inc. and its subsidiaries.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended November 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the ten months ended December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended February 29, 2004.

BASIS OF CONSOLIDATION - The consolidated financial statements for 2004 include the accounts of City Network, Inc., and it's wholly owned subsidiary City Network Technology, Inc. and its wholly owned subsidiaries, City Network, Inc. - Taiwan and City Construction Co., Ltd. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


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

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

     Furniture and Fixtures                         5 years
     Equipment                                      5 years
     Computer Hardware and Software                 3 years
     Building and Improvements                     50 years

INTANGIBLE ASSETS - Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the periods ended November 30, 2004 and 2003.

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

INVENTORY - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of November 30, 2004, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of November 30, 2004 and the date of our report, management has informed us that there are no matters that warrant disclosure in the financial statements.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

IMPAIRMENT OF LONG-LIVED ASSETS - On January 1, 2002 the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

EARNINGS PER SHARE - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

INCOME TAXES - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 "Accounting for Income Taxes".

EXCHANGE GAIN (LOSS) - As of November 30, 2004 the transactions of City Network, Inc. - Taiwan and City Construction Co., Ltd. were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD") at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TRANSLATION ADJUSTMENT - As of November 30, 2004, and 2003 the accounts of City Network, Inc. - Taiwan and City Construction Co., Ltd. were maintained, and their financial statements were expressed, in NTD. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of November 30, 2004 and 2003 the exchange rates between NTD and the USD was NTD$1=USD$0.03109 and NTD$1=USD$0.02920, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02986 and NTD$1=USD$0.02905. Total translation adjustment recognized for the period ended November 30, 2004 and 2003 is $136,598 and $29,663, respectively.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


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

The Company holds interests in certain entities currently accounted for under the equity method of accounting that are not considered variable interest entities. We do not expect compliance with Interpretation 46 to have an impact on our financial statements.

NOTE 3 - CONCENTRATION

The Company had eighteen major customers during the nine months ended November 30, 2004. Those customers comprise 68% of the total sales during the nine months ended November 30, 2004. Sales to these customers were approximately $15,106,252. Included in accounts receivable is $1,760,761 from these customers as of November 30, 2004.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of November 30, 2004 and 2003, there were no uninsured portions of the balances held at the bank.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


Note 5 - FIXED ASSETS

Fixed assets consist of the following:

                                      November 30, 2004        February 29, 2004
                                      -----------------        -----------------
Land                                     $ 1,916,328              $ 1,966,694
Building                                     283,977                  305,429
Machinery and equipment                      430,656                  427,126
Furniture and fixtures                       143,880                  142,402
                                         -----------              -----------

                                         $ 2,774,841              $ 2,841,651

Accumulated depreciation                    (178,168)                 (95,987)
                                         -----------              -----------

                                         $ 2,596,673              $ 2,745,664
                                         ===========              ===========

Note 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                      November 30, 2004        February 29, 2004
                                      -----------------        -----------------
Trademarks                               $     2,150              $     2,150
Intangible asset                           1,000,000                1,000,000
                                         -----------              -----------

                                         $ 1,002,150              $ 1,002,150

Accumulated depreciation                     (33,551)                    (184)
                                         -----------              -----------

                                         $   968,599              $ 1,001,966
                                         ===========              ===========

Note 7 - COMPENSATED ABSENSES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of November 30, 2004 vacation liability exists in the amount of $1,880.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


Note 8 - COMMITTMENTS

A BEST INFORMATION - City Network, Inc. - Taiwan, signed an agreement with A Best Information in 2002 for the exclusive right to sell A Best Information's products. There is no expiration date in the agreement, and the Company has the right to transfer the agreement to any third party with a negotiable price. The Company paid $1,000,000 for these rights. As of November 30, 2004, net book value is $966,774.

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

OPERATING LEASES - The Company had leases for three office facilities under operating leases that terminate on various dates. The Company as of November 30, 2004 only has one lease which terminates on May 31, 2005. Rental expense for these leases consisted of $45,631 and $23,730 for the nine months ended November 30, 2004 and 2003, respectively. The Company has future minimum lease obligations as follows:

                            Year ending
                            November 30,
                            ------------
                               2005           $24,187
                                              -------
                               Total          $24,187
                                              =======

Note 9 - LONG-TERM INVESTMENT

On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of November 30, 2004 the Company recognized a loss $17,106 from their acquisition.

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


Note 10 - DEBT

At November 30, 2004, the Company had notes payable outstanding in the aggregate amount of $3,528,086. Payable as follows:

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on October 8, 2005                     $  497,440

     Note payable to a bank in Taiwan, interest at
     3.828% per annum, due on February 13, 2005                      124,360

     Note payable to a bank in Taiwan, interest at
     4.42% per annum, due on March 29, 2005                          245,421

     Note payable to a bank in Taiwan, interest at
     4.42% per annum, due on March 15, 2005                           67,591

     Note payable to a bank in Taiwan, interest at
     4.42% per annum, due on April 11, 2005                           76,083

     Note payable to a bank in Taiwan, interest at
     4.42% per annum, due on April 10, 2005                           54,661

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on March 10, 2005                         195,369

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on February 15, 2005                       60,392

     Note payable to a bank in Taiwan, interest at
     4.42% per annum, due on May 29, 2005                            232,075

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


Note 10 - DEBT (continued)

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on March 8, 2005                          140,652

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on March 5, 2005                           34,908

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on March 1, 2005                           43,234

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on March 11, 2005                          13,006

     Note payable to a bank in Taiwan, interest at
     3.616% per annum, due on January 15, 2005                        13,561

     Secured  note  payable  to a bank in  Taiwan,
     interest  at 2.5% per annum,  due on December
     23, 2004                                                        870,520

     Secured  note  payable  to a bank in  Taiwan,
     interest at 2.5% per annum,  due on March 11,
     2005                                                            310,852

     Secured  note  payable  to a bank in  Taiwan,
     interest  at 4.25% per annum,  due on May 29,
     2016                                                            268,151

     Note  payable to a  corporation,  interest at
     6.25% per annum,  due on November  20,  2005,
     personally  guaranteed  by an  Officer of the
     Company                                                         279,810
                                                                  ----------

                           Total                                   3,528,086

                           Current portion                         3,283,252
                                                                  ----------

                           Long-term portion                      $  244,834
                                                                  ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                       (FORMERLY INVESTMENT AGENTS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004


Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies. As of November 30, 2004, Mr. Lai has personally guaranteed a note payable of the Company in the amount of $279,810.

Note 12 - COMMON STOCK

In May 2004, the Company issued 2,500,000 shares of its common stock as consideration for the conversion in full of a note and short term debt payable to third parties in the aggregate of $1,680,329. The note and short term debt payable were converted into shares of common stock at a price of approximately $0.672 per share.

Note 13 - SUBSEQUENT EVENT

On December 16, 2004, the Company and the Board of Directors approved a change in the Company's fiscal year end from February 28 to December 31.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2003

     NET SALES. Net sales for the three months ended November 30, 2004 were $3,340,719 compared to $4,914,720 for the three months ended November 30, 2003. The decrease in net sales for the three months ended November 30, 2004 was due to timing issues as a result of a decrease in demand for our old products while our new products were beginning to be introduced.

     COST OF SALES. Cost of sales for the three months ended November 30, 2004 was $3,154,338 or 94.4% of net sales, as compared to $4,324,280 or 87.9% of net sales, during the three months ended November 30, 2003. The decrease in cost of sales is associated with the decrease in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $316,439, or 9.5% of net sales, for the three months ended November 30, 2004, as compared to $395,968 or 8.1% of net sales, for the three months ended November 30, 2003. The decrease was due to the decrease in sales and an associated decrease in related expenses.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the three months ended November 30, 2004 was ($130,058), compared to income (loss) from operations for the three months ended November 30, 2003 of $194,472. The loss from operations for the three months ended November 30, 2004 compared with income from operations for the three months ended November 30, 2003 was due to a decrease in sales without a corresponding decrease in the cost of sales and general and administrative expenses.

     OTHER (INCOME) EXPENSE. Other (income) expense was $191,424 for the three months ended November 30, 2004, as compared to $298,343 for the three months ended November 30, 2003. This decrease in other expense was the result of the valuation of bad debt expense decreasing.

     INCOME (LOSS). Income (loss) for three months ended November 30, 2004 was ($311,364) compared to income of ($128,801) for the three months ended November 30, 2003. The increase in net loss is due primarily to the reasons described above.

NINE MONTHS ENDED NOVEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 2003

     NET SALES. Net sales for the nine months ended November 30, 2004 were $15,174,335 compared to $14,581,408 for the nine months ended November 30, 2003. The increase in net sales for the nine months ended November 30, 2004 was due to our aggressive approach in diversifying and developing our old products during the first six months of our current fiscal year, offset by a decrease in net sales for the three months ended November 30, 2004 as compared to the same period for 2003 due to the timing issues described above.

     COST OF SALES. Cost of sales for the nine months ended November 30, 2004 was $14,371,495, or 94.7% of net sales, as compared to $13,289,646, or 91.1% of net sales during the nine months ended November 30, 2003. The increase in cost of sales is related to the increase in development costs on new products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,130,556, or 7.5% of net sales, for the nine months ended November 30, 2004, as compared to $859,502, or 5.9% of net sales, for the nine months ended November 30, 2003. The increase was due to increased marketing and promotion costs related to new products and an increase in salary expense related to hiring new employees to increase marketing and promotions development and to improve our infrastructure.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the nine months ended November 30, 2004 was ($327,716), compared to income (loss) from operations for the nine months ended November 30, 2003 of $432,260. The loss from operations for the nine months ended November 30, 2004 compared with income from operations for the nine months ended November 30, 2003 was due to the decrease in gross profit and increase in general and administrative expenses.

     OTHER (INCOME) EXPENSE. Other (income) expense was $210,278 for the nine months ended November 30, 2004, as compared to $359,113 for the nine months ended November 30, 2003. This decrease in other expense was the result of the valuation of bad debt expense decreasing.

     INCOME (LOSS). Income (loss) for nine months ended November 30, 2004 was ($607,161) compared to income of $29,468 for the nine months ended November 30, 2003. The decrease in net income is due primarily to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended November 30, 2004 and 2003, we had cash and cash equivalents of $1,290,197 and $2,723,573, respectively. Our current assets totaled $6,765,411 at November 30, 2004 as compared to $11,491,307 at November 30, 2003. Our total current liabilities were $6,872,000 at November 30, 2004 as compared to $11,435,319 at November 30, 2003. Working capital at November 30, 2004 was ($106,589) and $55,988 at November 30, 2003. For the nine months ended November 30, 2004, we used $2,027,737 of net cash in operations, and received $613,544 of net cash from financing activities.

     We deployed a large amount of cash in the three months ended November 30, 2004 for developing new products. Therefore there is a deficiency in working capital at the end of such period. We have, however, begun selling our new products since November 30, 2004.

     Our liquidity is currently dependent on its ability to strengthen its accounts receivable collection time period and its ability to continue to raise cash from financing sources to fund its expansion. Our short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely affect our ability to continue operations. Therefore, we are taking precautions to manage this risk, including diversifying its customer base and controlling credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. Our inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.

     CAPITAL EXPENDITURES. Total capital expenditures during the nine months ended November 30, 2004 were $5,008 compared to $126,238 for the nine months ended November 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2004 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

     There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITY NETWORK, INC.


Dated: January 19, 2005                     By: /s/ Tiao-Tsan Lai
                                               ------------------------------
                                               Tiao-Tsan Lai
                                               Chief Executive Officer
                                              (Principal Executive Officer)


Dated: January 19, 2005                     By: /s/ Yun-Yi Tseng
                                               ------------------------------
                                               Yun-Yi Tseng
                                               Chief Financial Officer
                                              (Principal Financial Officer)