Form 10KSB
period 2004-12-31
CITY NETWORK INC
filed 2005-04-15
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended _____________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from March 1, 2004 to December 31, 2004

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

                    6F-3, No. 16, Jian Ba Road, Jhonghe City
                       Taipei County 235, Taiwan, ROC N/A
               (Address of principal executive offices) (Zip Code)

                 Issuer's Telephone Number: 011-886-2-8226-5566

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

The issuer's revenues for the ten months ended December 31, 2004:  $15,674,613.

As of April 14, 2005, there were 27,500,000 shares of the registrant's common stock, $0.001 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer was approximately $7,038,860 based on the closing price of $.31 per share on April 14, 2005, as reported by the American Stock Exchange.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I ....................................................................... 2
   Item 1.  Description of Business........................................... 2
   Item 2.  Description of Property...........................................18
   Item 3.  Legal Proceedings.................................................18
   Item 4.  Submission of Matters to a Vote of Security Holders...............19


PART II    20
   Item 5.  Market for Common Equity and Related Stockholder Matter Market
            Information and Market Price......................................20
   Item 6.  Management's Discussion and Analysis or Plan of Operation.........21
   Item 7.  Financial Statements..............................................24
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................24
   Item 8A  Controls and Procedures...........................................24


PART III   24
   Item 9.  Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(A) of the Exchange Act.................24
   Item 10. Executive Compensation............................................28
   Item 11. Security Ownership of Certain Beneficial Owners and Management....29
   Item 12. Certain Relationships and Related Transactions....................30
   Item 13. Exhibits and Reports on Form 8-K..................................30
   Item 14. Principal Accountant and Fees.....................................31

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements in this annual report on Form 10-KSB are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of City Network, Inc., a Nevada corporation, and other statements contained in this annual report that are not historical facts. Forward-looking statements in this annual report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "SEC"), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance
(financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   OUR COMPANY

     City Network, Inc. ("City Network," "we," "our" or "us") was incorporated in 1996 and develops hardware and software (total solution) for broadband communication solutions. We provide Internet broadband communication and wireless infrastructure equipment and services for the rapidly expanding broadband marketplace. We are dedicated to delivering the most user-friendly, cost-effective, and customer-tailored, high-speed Internet broadband and communication access equipment to meet the growing business needs of the International Telecoms, ISP, SI and to a lesser degree the hospitality, residential property, telecommunication and Small and Medium Enterprise marketplace to solve the "last mile" problems worldwide. We also created the Hotspot solution, NGL (Next Generation Loops) solution, which helps companies extend their business to the carrier's solution to meet people's communication inquires.

OUR HISTORY

     Our company was incorporated on August 8, 1996 as Investment Agents, Inc. under the laws of the State of Nevada. City Network Technology, Inc. (formerly Gelcrest Investments Limited, "CNT") was incorporated under the laws of the British Virgin Islands on March 1, 2002. On November 14, 2002, CNT became a wholly owned subsidiary of our company through an Exchange Agreement, dated November 14, 2002 and amended on December 11, 2002, whereby our company acquired all of the issued and outstanding capital stock of CNT in exchange for 12,000,000 shares of common stock of our company, which represented 49% of our issued and outstanding stock at that time. In connection with the exchange and change in control, the name of our company was changed from Investment Agents, Inc. to City Network, Inc., the officers and directors of City Network resigned and new officers and directors were appointed. Upon the effective date of the exchange and change in control, our company ceased its relationship with the company for whom we previously acted as referral agent, which was our business prior the exchange and change in control.

     CNT owns all of the issued and outstanding common stock of City Network Inc. - Taiwan, formerly City Engineering, Inc., which was incorporated under the laws of the Republic of China on September 6, 1994 ("CNT-Taiwan"). CNT-Taiwan owns all of the issued and outstanding common stock of company of City
Construction, which was incorporated under the laws of Republic of China on October 10, 2003.

OUR BUSINESS

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

     In November 2004 we obtained a new project with Chunghwa Telecom Co., Ltd, Taiwan's largest telecommunications company listed as American Depository Receipts on the New York Stock Exchange. We obtained this important business contract via an open bid process among competition from several very well established and highly qualified local market competitors. The contract represents the largest of a series of orders we have obtained from the local telecom giant. The total value of this current contract is nearly $1.0 million. In the contract, the service is provided with shipping our ADSL solution to China Telecom & China Netcom Corp, and we received approval from the Malaysia TM NET for shipment of total value at $4.5 million, which we believe will be shipped in the second quarter of 2005. Also our new ADSL 2+ router passed the Korea Telecom BMT testing and we believe it will be shipped in the second quarter of 2005.

     From 2003 our research and development center has focused on developing the games content and mobile platform software designs in connection with Internet broadband communication ISPs. We intend to expand our business in the future to include providing software as well as hardware.

PRODUCT AREAS

     Our  product   repertoire   contains  items   compatible   with  all  major
distribution platforms. We believe that our product packages and selections give clients a one-stop shop for all their broadband Internet needs.

VOIP

     In September 2004 we launched a wireless voice over Internet protocol, or VoIP, product. There are two models available for the market. One provides one VoIP and one public switched telephone network, or PSTN port, and the other model provides two VoIP and two PSTN ports. Both of them have two DECT (digital enhanced cordless telecommunications) Base Stations, and can be registered up to sixteen DECT phones set. User could choose H.323 or SIP mode, which is easy to add on to the environment where co-existence with old VoIP equipments is needed.

     Despite building up a value-added network environment, we aligned with Easy-Up Corporation, who created the Hotspot service in Taiwan with our company from 2002 and is one of Taiwan's largest IP phone service provider, to provide low cost VoIP service to end users. By connecting to the partner's network, a user is able to save on its phone bill on GSM cellular phone calls and international calls to China, the United States, Canada and Asia, by up to 50%. Our VoIP products were tested at both the VoIP service provider's site, and we believe we are in a position to sell the IP phone ISP total solution to the Malaysia, Indonesia and Philippines markets.

ADSL/VDSL ACCESS DEVICES

     Our ADSL/VDSL devices provide broadband access based on leading Internet technologies. The ADSL 2+ and 20Mbps VDSL over Ethernet equipment allows both developing businesses as well as home users to meet their media and communication needs quickly and in a cost-effective manner. It can also provide high speed Internet without influencing quality over a larger distance for a cost-effective and efficient method of broadband access. We believe that the low level of maintenance required and high level of connectivity should be able to meet market demand for many years into the future.

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

     We were one of the first companies in Taiwan to develop wireless products with IEEE902.1x in May 2002. Together with Easy-Up Corporation, one of Taiwan's leading wireless ISP companies, we have provided solutions to Korea Life Insurance in connection with their 1600 Enterprise Hotspot Project. Easy-Up Corporation established Taiwan McDonald's 365 stores Hotspot solution and the Mobile Taiwan project. We also extended our Wireless Hotspot solution business with China Putian. Also, as a result of our relationship with International Telecoms, we expanded our business to mobile handsets, including GSM/GPRS, CEDMA/CDMA 2000 1x mobile handsets. We also cooperated with Korean and Taiwan partners to develop and expand our business into Africa and other Asian countries.

     In June 2004, we received a purchase order of 10,000 units of ODM mobile phones from South Africa. More than half of the order came from Edcon Group, which owns over 660 stores throughout South Africa and is also a stock listing company in the Johannesburg Stock Exchange. The remainder of the order came from MTN, which is the second-largest cellular network operator in South Africa.

FIBER AND OTHER IMPORTANT ACCESS EQUIPMENT

     FTTB (Fiber to the Building) and FTTH (Fiber to the Home), optical fiber installed directly into a home or enterprise, was a new growth market for us. To meet our customer's needs we began outsourcing the Fiber solutions in 2003, and have created our own Fiber products since 2004. We have already shipped these solutions to customers in Korea, Malaysia and Indonesia.

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

GPS MODULE

     The Global Positioning System, or GPS, solution is another new market for us. We began outsourcing our GPS solution in 2003 and have shipped this solution to Korea. From 2004 we cooperated with JuYoung Electronics Co. in Korea to design the GPS total mobile data terminal solution. To accompany the growth in perceived GPS demand, we have aggressively concentrated on the marketing and distribution of electronic appliances related to this trend. We intend to target markets in China, Japan and other Asian countries.

     In the summer of 2004, we received an official purchase order of GPS modules, amounting to around 50,000 units, from JuYoung Electronics, a customer who had previously placed the order in March 2004. In December 2004, we shipped, for a separate order, 65,000 advanced, high performance GPS modules and wireless blue tooth receiver units to JuYoung Electronics. The ongoing development of the cooperative venture between our company and JuYoung Electronics over the past two years has primarily involved a host of GPS products and accessories which are subsequently marketed and sold to numerous large manufacturers and IT companies across Korea.

CORPORATE PROFILE

     We believe that we deliver a very comprehensive solution for Taiwan's broadband market for broadband qualification, installation and support. It is our goal to simplify how people access the Internet through easy-to-use broadband connectivity products and solutions. Our product offerings and development efforts are focused on increasing the speed and efficiency of the "last mile" portion of communications networks. Through a combination of fixed-wire and wireless products, our network equipment connects Internet service providers to their end users.

     We are growing fast and are one of the leading technology developers of broadband and wireless networking products in Taiwan. We have gained industry recognition for developing high performance broadband access solutions. City Network's range of products provide a complete solution for providing high speed broadband Internet access in homes, airports, convention centers, hotels and other public establishments. Simplicity of use, ease of implementation and cost-effectiveness are the cornerstones of our solution. We are quickly evolving into a global company with rapid expansion of our distribution network and marketing offices in North and South America, Europe, Japan and the entire Asia Pacific region.

PRODUCTS

     We believe that the core technology of current communications networks is enhancing the speed, bandwidth and quality of Internet/data, video and voice transmissions. Our fiber, copper, and wireless connectivity components serve as the critical junction and connection points that link one network to another. We believe that we have both the agility and depth to deliver tailored and exact solutions to meet customers' needs. We offer products for several technology platforms. We believe we have the capability of delivering high speed broadband access to the end user whether they are at home, in the office or on the road.

CABLE/OPTICAL NETWORKING PRODUCTS

     * Our cable and optical products multiply bandwidth among all users over tree-based topology coax or optical cables.
     * We are able to custom design this product to meet large systems integrators and telecommunications companies' needs.
     * Our products are designed to be easily set-up, integrated and maintained to meet the needs of multi-dwelling unit buildings and large office complexes.

XDSL PRODUCTS

     *    xDSL is an  alternate  and lower  cost  technology  to  connect to the
          Internet. xDSL is substantially cheaper than other broadband solutions, especially with the ADSL solution is becoming more popular throughout the world.
     * xDSL does not require a high-level technical support structure. Per port ADSL can often cost under $50 to install and implement, making it most suitable to home users, and the VDSL (at 13-54 Mbs) can often cost under $100 to install and implement, making it most suitable to small businesses and telecommuters who cannot afford a T1 line.
     * Our xDSL standard can achieve 13-54 Mbps and higher rates of data transfer. We are able to provide the QAM or DMT solution with what we believe is high quality at low cost.
     * Our ADSL solution has received certification by China Telecom and China Network Communication Corp., Korea Telecom, Malaysia Telecom and Turkey Telecom.

HOME PHONE LINE WIRING (HPNA)

     * Our HPNA products allow for networking a home using the existing phone wiring.
     * Our HPNA 2.0 standard can achieve 10-16Mbps and higher rates of data transfer.
     * HPNA technology allows up to twenty-five computers to connect simultaneously using the same Internet source.
     *    Compatible with POTS telephony and ADSL signaling on the same wire.

WIRELESS

     * Wireless broadband eliminates the need for phone lines, cables and electrical outlets.
     * Supports bandwidth-intensive applications such as graphic rich media, animation, Internet phone calls and video conferencing (without breaking up), sending and receiving of large email messages or files, online banking, investing or online shopping. Our total solution of wireless access devices allow users to access their LAN or VPN, as if the remote office was connected directly to our backbone network. It also lets business customers raise the level of worker productivity and allow companies to offer highly efficient work-at-home programs to their employees.
     * Using authentication and verification technology, we are able to ensure the security of a wireless network.

     * Our Public Hotspot Wireless Solution (PWLAN) has what we believe to be a good security function. We have already established successful projects in Korea and Taiwan.
     * Our wireless products are not only for indoor use, but also for outdoor use, to establish Hot-Zone services, a technology for wireless Internet access. They feature special functions needed for such products, such as security protections, load balance for avoiding network bottlenecks and repeat functions for transmit data without missing parts.

GPS

     * We have GPS Modules come in two types. GPS 9543 has potential applications in car navigation, marine navigation, fleet management, automatic vehicle location (AVL) and other location-based services, auto pilot systems, personal navigation or touring devices, tracking devices and mapping devices. GPS 9547 has possible applications in PDA, pocket PC and other computing devices, car navigation, marine navigation, fleet management, AVL and other location-based services, and hand-held devices for personal positioning and navigation.
     * We have end user accessories for GPS products, including compact flash cards, smart antennae, and Bluetooth accessories for PDA, cars and notebooks. Our GPS 9532 smart antenna & 9534 compact flash cards have potential applications in car navigation, marine navigation, fleet management, AVL and other location-based services, auto pilot, personal navigation or touring devices, tracking devices, mapping devices and land management systems. Bluetooth GPS receivers have potential applications in vehicle tracking and other location-based services, personal/portable navigation, car navigation and marine navigation.
     * We are also a system provider, including for telematics that combine wireless telecommunication and information technology networks, and for mobile data terminals.

VOIP

     * For the IP phone service provider, our IP phone carrier solution already meets the standard H.323 & Sip modes.
     * For the enterprise our VoIP can choice the H.323 or Sip mode, and also provide PSTN ports. Those VoIP products have digital enhanced cordless telecommunications, or DECT, base stations.
     * For customer premises equipment, our products include a USB IP phone, a wireless fidelity IP phone, and an Integrated Access Device (IAD).

RECENT DEVELOPMENTS

     Our subsidiary, City Construction, has been planning a new construction project in Keelong City, Taiwan since the end of 2004. We entered into a contract in the first quarter of 2005 for construction of a 581 square meter residential building and expect work to begin in the second quarter of 2005 for a period of one to two years. Upon completion, we will split the building with the property owner, who will take 40% of the building. We anticipate that this project will generate sales of $3 to $4 million once completed. This project is subject to risks involving the cost of construction materials over the course of its construction and our ability to sell this project to customers, as well as changes in the political and overall economic conditions of Taiwan, which are outside the control of management. We cannot assure you that adverse changes in these factors will not occur or, if they occur, that they will not have a material adverse effect on our business, operating results and financial condition.

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

     Eight years ago CNT-Taiwan developed and expanded the Home PNA business. In order to establish good business relationships with telecommunication companies we prepared a variety of solutions for them, including project proposals. We believe that because of our willingness to assist these companies in the past, we will be successful in expanding our business relationships with these companies.

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

CUSTOMERS

     We develop market and focus our sales efforts to broadband and wireless Internet services providers that provide wireless solutions such as Phoneline solution, HomePNA, xDSL, Ethernet solution, fiber solution and wireless solutions. We also focus our sales efforts on the service provider and systems integrator for WLAN systems and to system integrators for private broadband systems.

     We also focus our sales efforts in service providers and systems integrators for WLAN systems and private broadband systems. We have also expanded our sales efforts to the mobile handset market and the 3G market. We believe that we provide the best service to our existing customers and partners such as Korea Telecom, China Telecom, Malaysia Telecom, and those located in Finland, Japan, Asia and Africa. We do our best to expand our business with our existing customers and to develop new partners and customers through the quality of our product solutions and service and cost.

SERVICE PROVIDERS

     Over 120 independent operating companies in over 24 countries now use our products to deliver Internet service over HomePNA, xDSL and other broadband networks. Our customers include a cross-section of small, medium and large telecommunications companies in the United States, Asia, Europe and Africa. We have established business relationships with companies such as Korea Telecom, OCC Communications in Japan and nSTREAMS in the United States as well as with other companies in Mainland China, Finland, Malaysia, Singapore, South Africa, Indonesia and the Philippines, of which Singapore uses our HomePNA solution and launched HomePNA Internet services on its network. Korea Life Insurance ("KLI") has contracted with us to establish over 1,600 branches of WLAN Internet service for KLI in Korea. In addition, we were also appointed by McDonald's to set up WLAN services in approximately 360 McDonald's stores in Taiwan.

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

MARKETING, SALES AND CUSTOMER SUPPORT

MARKETING

     We seek to increase demand for our products and to expand both the visibility of our company and our products in the market. In addition to customer-specific sales efforts, our marketing activities include attendance at major industry tradeshows and conferences, the distribution of sales and product literature, operation of a web site, direct marketing and ongoing communications with our customers, the press, and industry analysts. As appropriate, we enter into cooperative marketing and/or development agreements with strategic partners that may include key customers, application manufacturers, fiber, or video equipment manufacturers, set-top box manufacturers, and others.

SALES

     We sell our products through multiple sales channels in overseas markets, including a select group of regional value added resellers, system integrators and distributors, data networking catalogs and directly to service providers. Internationally, we sell and market our products through sales agents, systems integrators and distributors. In 1999, we opened a sales office in Shanghai and partnered with Shanghai Telecom to establish their HomePNA + xDSL Internet service project. We now have a sales presence in China. For the ten months ended December 31, 2004, we derived approximately 90% of our revenue from customers outside of the United States. We believe that our products can serve a substantial market for digital and high-speed data access products outside of the United States.

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

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on enhancing our existing products and developing new products through our emphasis on early stage system engineering. The product development process begins with a comprehensive functional product specification based on input from the sales and marketing organizations. We incorporate feedback from end users and distribution channels, and through participation in industry events, industry organizations and standards development bodies, such as the FS-VDSL Committee and MPEG-4 Industry Forum. Key elements of our research and development strategy include:

     * CORE DESIGNS. We seek to develop and/or acquire core designs that allow for cost-effective deployment and flexible upgrades that meet the needs of multiple markets and applications. These designs place emphasis on the following characteristics of our products: user friendly, high performance, robustness, standardization, and value adding.
     * PRODUCT LINE EXTENSIONS. We seek to extend our existing product lines through product modifications and updating chipsets to provide for greater bandwidth in order to meet the needs of particular customers and markets. Products resulting from our product line extension efforts include the Phoneline solution, HomeHPNA, xDSL and Fiber solution. We also focus on updating the Wireless solution to the new generation including WIRELESS IEEE802.11G, a worldwide specification/standard.
     * MINIMIZE COST OF GOODS. Our design philosophy emphasizes the use of industry standard hardware and software components whenever possible to reduce time to market, decrease the cost of goods and reduce the risks inherent in new design. In order to maintain low costs of our services, we established a Components Sales Department whose main goals are to process our current customer's business and to seek out secondary sources of components and spare product parts in order to continually lower the cost of manufacturing and assembly.
     * NEW TECHNOLOGIES. We seek to enhance our product lines by incorporating emerging technologies, such as IEEE802.1x Security, higher speed interfaces and new network management software features. Our wireless solution with IEEE802.1x Security was the first ever such solution used in the wireless channel in Taiwan. We are now in the process of developing the 54M , 4-Band VDSL systems.
     * EXTEND PRODUCT LINE BY PARTNERING WITH OTHER COMPANIES. Due to the expanding mobile phone market, we extended our product line in 2003. First, we are cooperating with Korea Startel to develop a new model of the GPRS mobile phone. The planned release date is in 2003 where mass production will likely begin in June 2003. Furthermore, we have plans to develop the CDMA 2001.1x GSM public phone to meet the high demand of such phone in the Mainland China market. In addition, we have extended our product line by cooperating with our main Korean partner K-WON, a company which recently developed a Bluetooth Headset and has granted us distribution and sales rights to this product for any country outside of Korea.
     * EXTEND PRODUCT LINE BY PARTNERING WITH OTHER COMPANIES. Due to the expanding mobile phone market, we extended our mobile product line in 2003. First, we cooperated with Korea Startel to develop a new model of the GPRS mobile phone, and began mass production in June 2003. Furthermore, we have plans to develop the CDMA 2001.1x in 2004, and have already had it approved with China Unicom. For the increasing 3G market, CDMA 2000.1x public phones meets the high demands for such phones in mainland China and the US markets. We have developed the CDMA 2000.1x Internet PCMCIA card and USB adapter and have begun selling them in 2004.

     We have plans to join forces with a local Taiwanese university in an effort to encourage rapid product growth and to facilitate the continuous training of future technical personnel. We have formally established an educational and development center at Tamkang University in Taiwan, the primary focus of which is on the technology and information industry. We believe that the establishment of this type of partnership will have a profound effect on our product competitiveness and marketing ability in the long term. In 2004 our educational and development center at Tamkang University in Taiwan developed mobile and online games, and entered into an agreement with Chung Hwa Telecom on their online games ASP (Active Server Pages, a program code for online games).

      In fiscal year 2002, we spent approximately $1,000,000 to buy the exclusive rights to A Best Home PNA Technology, which allowed us to expand our broadband business quickly, including into the Korean market. In 2004 we had over $3 million in revenues from Korea. We also had the opportunity to cooperate with China Putian to establish a joint venture company, Beijing Putian Hexin, which was named one of the top ten ADSL best vendors of China Telecom in 2003 and one of the top five ADSL best venders in 2004, named by Beijing CCID, Media Investments Co. (China Netcom Group).

     We are responsible for providing funding for expenses such as salary and stipends for the center's staff, as well as other general expenditures. Expenditures for research and development in the ten months ended December 31, 2004 totaled $12,000 compared to $1,500,000 in the same period for 2003. The reason for the reduction in these expenditures is due to the fact that some third party development corporation projects were not finished in 2003, and needed to be modified in 2004. However, the new project has not started yet.

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

     The manufacturers' warranty for each of our products is two years. Typically we offer the same warranty on these products to our customers but for a shorter time period, generally 12 to 18 months. We have implemented this practice to protect ourselves against risk and financial loss on products shipped to customers which break, need repair or are defective. Depending on the situation, we can extend the warranty period enhancing the quality of service and strengthening relationships with our customers. In order to decrease costs, we have established joint venture projects with product manufacturers in China. This allows us to save transport costs and forwarding charges when distributing products to customers in China. We have established a rigid system of quality control with these manufacturing partners.

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

     We strategically pursue the registration of our intellectual property rights. However, effective patent, trademark, service mark, copyright and trade secret protection may not always be available. Existing laws do not provide complete protection, and monitoring the unauthorized use of our intellectual property requires significant resources. We cannot be sure that our efforts to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate these rights. In addition, there can be no assurance that competitors will not independently develop similar intellectual property. If others are able to copy and use our products and delivery systems, we may not be able to maintain our competitive position. If litigation is necessary to enforce our intellectual property rights or determine the scope of the proprietary rights of others, we may have to incur substantial costs or divert other resources, which could harm our business, operating results and financial condition. We presently have no patents or patent applications granted or pending in the United States.

     In order to develop, improve, market and deliver new products and services, we may be required to obtain licenses from others. There can be no assurance that we will be able to obtain licenses on commercially reasonable terms or at all or that rights granted under any licenses will be valid and enforceable.

EMPLOYEES

     As of December 31, 2004, we had a total of 70 employees. Of these, 13 are in administration, eight are in finance, 13 are in research and development, six are in software research and development, ten are in international partner cooperation and 20 are in sales and marketing. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

REGULATIONS

     We have not been materially impacted by existing government regulation and are not aware of any potential government regulation that would materially affect our operations.

                                  RISK FACTORS

     In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business, operating results, financial condition and prospects. The following matters, among others, may have a material adverse effect on our business, operating results, financial condition, liquidity, results or operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY

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

OUR GROWTH AND ABILITY TO GENERATE REVENUE COULD BE CURTAILED IF WE ARE UNABLE TO OBTAIN REQUIRED ADDITIONAL FINANCING.

     We currently anticipate that our available funds and resources, including product sales will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next 12 months. We will need to raise additional funds in the future in order to fund more aggressive brand promotion and more rapid expansion, to develop new or enhanced products, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

     We will need to raise additional funds in the future through public or private financing, which may include the sale of equity securities. The issuance of these equity securities could result in dilution to our stockholders. If we are unable to raise capital when needed, our business strategy will be affected, which could severely limit our ability to grow the company and our ability to generate revenue.

WE MAY INCREASE OUR INDEBTEDNESS TO FUND OUR OPERATIONS AND INVESTMENT OBJECTIVES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     To fund our operations, we may need to raise additional funds through public or private financing, including taking on additional indebtedness. We cannot assure you that we will incur indebtedness on commercially reasonable terms or at all. Additional indebtedness we take on may make us more vulnerable to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, future investments, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds. Additionally, the instruments or agreements for indebtedness that we may incur may limit our ability to operate, change or expand our business, make future investments and make dividends and distributions to our stockholders.

OUR QUARTERLY OPERATING RESULTS HAVE IN THE PAST AND MAY CONTINUE TO FLUCTUATE

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

     Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

     Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

OUR FAILURE TO MANAGE GROWTH WILL ADVERSELY AFFECT OPERATIONS

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

IF OUR CUSTOMERS DO NOT ACCEPT OUR PROPOSED DESIGNS, OUR REVENUE WILL BE ADVERSELY AFFECTED.

     We dedicate personnel, management and financial resources to developing and designing new products for our customers. We have modified new products such as VoIP and upgraded software for GPS products. It takes about one year to modify the software, and the salaries for our research and development staff is about $35,000 annually. If our customers do not accept our proposed designs, we will fail to capitalize on the invested resources, time and effort that we expended on a project and our revenue would be adversely affected.

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

WE MAY EXPERIENCE DIFFICULTIES IN INTEGRATING THE BUSINESSES, PRODUCTS AND TECHNOLOGIES WE MAY ACQUIRE INTO OUR BUSINESS

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

LOSS OF KEY PERSONNEL COULD HARM OUR BUSINESS

     Given the early stage of development of our business, we depend highly on the performance and efforts of our Chief Executive Officer and Chairman, Mr. Tiao-Tsan "Andy" Lai, staff and our board of directors. If we should lose the service of any members of our management team or other key personnel, our business, operating results and financial condition may be materially impacted.

ENACTMENT OF NEW LAWS OR CHANGES IN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

     We are not currently required to comply with direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the Internet. However, due to the increasing popularity of the Internet, it is possible that additional laws may be adopted regarding the Internet, any of which could materially harm our business, operating results and financial condition. The adoption of any additional laws may decrease the growth of Internet use, which could lead to a decrease in the demand for our services or increase the cost of doing business.

OUR INABILITY TO OBTAIN PATENT AND COPYRIGHT PROTECTION FOR OUR TECHNOLOGY OR MISAPPROPRIATION OF OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION

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

     We intend to apply for registration of certain copyrights and a number of key trademarks and service marks and intends to introduce new trademarks and service marks. Management may not be successful in obtaining registration for one or more of these trademarks. Management may need to resort to litigation in the future to enforce or to protect intellectual property rights, including patent and trademark rights. In addition, our technologies and trademarks may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could have a material adverse effect on our business, operating results and financial condition.

RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA

     There are substantial risks associated with our Asian operations. The establishment and expansion of international operations requires significant management attention and resources. All of our current and anticipated future revenues are or are expected to be derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could have a material adverse effect on our business, financial condition and operating results, language barriers and other difficulties in staffing and managing foreign operations:

     * legal uncertainties or unanticipated changes regarding regulatory requirements, liability, export and import restrictions, tariffs and other trade barriers;
     * longer customer payment cycles and greater difficulties in collecting accounts receivable;
     * uncertainties of laws and enforcement relating to the protection of intellectual property;
     *    seasonal reductions in business activity; and
     *    potentially uncertain or adverse tax consequences.

     In addition, changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on our business, operating results and financial condition.

FLUCTUATIONS IN THE VALUE OF THE TAIWANESE CURRENCY RELATIVE TO FOREIGN CURRENCIES COULD AFFECT OUR OPERATING RESULTS.

     We have historically conducted transactions with customers, paid payroll and other costs of operations in the Taiwanese national currency, the New Taiwan Dollar. To the extent our future revenue may be denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD ADVERSELY IMPACT OUR COMPETITIVE POSITION AND SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

     We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the non-U.S. countries in which we conduct business. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES, AND WE STILL MAY FAIL TO COMPLY.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

OUR STOCK PRICE IS HIGHLY VOLATILE.

     Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

     *    variations in our quarterly operating results;
     *    announcements   that  our  revenue  or  income  are  below   analysts'
          expectations;
     *    general economic slowdowns;
     *    changes in market valuations of similar companies;
     *    sales of large blocks of our common stock;
     * announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     * fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.

     There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

OUR COMMON STOCK IS SUBJECT TO REGULATIONS PRESCRIBED BY THE SEC RELATING TO "PENNY STOCKS".

     The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. Our common stock meets the definition of a penny stock and is subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investor, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. ITEM 2. DESCRIPTION OF PROPERTY.

     Our main office is located at 6F-3, NO. 16, Jian Ba Road, Jhongue City, Taipei County, Taiwan, consisting of approximately 557.72 square meters. The landlord is Goang Dyi Shing Industrial Co. Ltd. The rent is NTD$135,000 per month and the lease expires on May 31, 2005.

     We own a property at 13F, No. 77, Hsin Tai Wu Road, Sec. J, Hsi-Chih, Taipei County, Taiwan, R.O.C., consisting of approximately 370.68 square meters. We purchased this facility in April 2001. We entered into a loan agreement with the Fubon Bank in the amount of NTD$10,500,000 for the purchase of this facility. The term of the loan is 15 years that began on May 29, 2001 and is schedule to terminate on May 29, 2016. The monthly principal payments are NTD$187,500 every three months. The monthly interest payment on the loan is approximately NTD$26,293. The annual interest rate is 3.175%. Our office were formerly at the Hsin Tai Wu Road space, but we have moved to the larger space at Jian Ba Road and now rent the Hsin Tai Wu Road property to another company.

ITEM 3. LEGAL PROCEEDINGS.

     We are not presently involved in litigation that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 31, 2004, an annual meeting of our stockholders was held at our main corporate offices in Taipei, Taiwan. There were 27,500,000 shares of common stock outstanding on the record date and entitled to vote at the annual meeting.

     The following directors were elected:

       Name of Director                     Vote For           Votes Withheld
       ----------------                     --------           --------------
     Tiao-Tsan "Andy" Lai                  10,425,717              1,000
     Yun-Yi "Stella" Tseng                 10,425,717              1,000
     Alice Chen                            10,425,717              1,000
     I-Min Ou                              10,425,717              1,000
     Chin-Yuan Liao                        10,425,717              1,000
     Mei-Chu Lai                           10,425,717              1,000
     Kao-Yu Hung                           10,425,717              1,000
     Chung-Chieh "Kevin" Lin               10,425,717              1,000
     Yong Su                               10,425,717              1,000
     Pi-Liang Liu                          10,425,717              1,000

     The amendment and restatement of our bylaws to provide for terms we believe are more appropriate to our current and future needs was ratified with 10,426,717 votes for, zero votes against and 17,074,283 abstentions. Our prior bylaws were a legacy of our predecessor company, Investment Agents, Inc. Certain provisions in our prior bylaws may have been tailored to specific needs of Investment Agents, Inc. and were not necessarily useful or desirable for our future needs.

     The appointment of Lichter, Yu & Associates (formerly Lichter, Weil & Associates) as our Independent Public Accountants for the ten months ending December 31, 2004 was ratified with 10,426,717 votes for, zero votes against and 17,074,283 abstentions.

                                    PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED   STOCKHOLDER  MATTER  MARKET
         INFORMATION AND MARKET PRICE

     Our common stock began trading on the American Stock Exchange on January 14, 2004 under the symbol "CSN". Previously, on June 25, 2002, our common stock was initially traded on the OTC Bulletin Board under the symbol "IVAG", and on January 17, 2003 our symbol changed to "CYNW". Prior to June 25, 2002, there was no public market for our stock. The following table sets forth, (i) the high and low bids as reported on the OTC BB during the fiscal year ended February 28, 2003 and the quarters ended through January 13, 2004, and (ii) the high and low sales quotations for the partial period in the fiscal year ended February 29, 2004 from January 14, 2004 through February 29, 2004, the ten months ended December 31, 2004 (including partial period) and the partial period in the first quarter of the current fiscal year, based upon information supplied by the American Stock Exchange.


                                                  Price Range of Common Stock
                                                  ---------------------------
                                                      High            Low
                                                      ----            ---
     2003
     March 1, 2003 - May 30, 2003                     $3.95         $2.00
     June 1, 2003 - August 31, 2003                   $3.00         $2.00
     September 1, 2003 - November 30, 2003            $2.90         $2.40
     December 1, 2003 - January 13, 2004              $3.00         $2.30

     2004
     January 14, 2004 - February 29, 2004             $2.74         $2.10
     March 1, 2004 - May 30, 2004                     $2.38         $0.73
     June 1, 2004 - August 31, 2004                   $0.99         $0.42
     September 1 - November 30, 2004                  $1.00         $0.46
     December 1, 2004 - December 31, 2004             $1.23         $0.64

     2005
     January 1, 2005 - March 31, 2005                 $0.86         $0.30

     As of March 31, 2005, there were approximately 2,600 shareholders of record of our common stock.

DIVIDEND POLICY

     All shares of common stock are entitled to participate proportionally in dividends if our board of directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 15, 2004, we issued 500,000 shares of our common stock at $1.44 per share pursuant to a private placement exempt from registration pursuant to Regulation S of the Securities Act. We received proceeds of $720,000 for this private placement. The shares are restricted and do not have registration rights. The offering price was negotiated with the shareholders at the time of the offering. Of the shareholders in this offering, Yun-Yi Tseng was subsequently appointed CFO and a director of our company.

     On June 14, 1004, we issued 2,500,000 shares of our common stock in exchange for the conversion in full of a note and short term debt payables to third parties in the aggregate of $1,680,329. The note and short term debt payables were converted into shares of common stock at a price of approximately $0.672 per share. The shares are restricted and do not have registration rights. The conversion rate was fixed in the agreements governing the note and short term debt payables. Of the shareholders in this exchange, Yi-Min Ou, Mei-Ling Chen, and Ching-Yuan Liao were directors of the Company at the time of such exchange, and Yun-Yi Tseng was subsequently appointed CFO and a director of our company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Our company was incorporated on August 8, 1996 as Investment Agents, Inc. under the laws of the State of Nevada. CNT was incorporated under the laws of the British Virgin Islands on March 1, 2002. On November 14, 2002, CNT became a wholly owned subsidiary of our company through an Exchange Agreement, dated November 14, 2002 and amended on December 11, 2002, whereby our company acquired all of the issued and outstanding capital stock of CNT in exchange for 12,000,000 shares of common stock of our company, which represented 49% of our issued and outstanding stock at that time. In connection with the exchange and change in control, the name of our company was changed from Investment Agents, Inc. to City Network, Inc. the officers and directors of City Network resigned and new officers and directors were appointed. Upon the effective date of the exchange and change in control, our company ceased its relationship with the company for whom it previously acted as referral agent for.

     CNT owns all of the issued and outstanding common stock of CNT-Taiwan, which was incorporated under the laws of the Republic of China on September 6, 1994. CNT-Taiwan owns all of the issued and outstanding common stock of company of City Construction, which was incorporated under the laws of Republic of China on October, 10, 2003.

     On December 16, 2004, our board of directors determined to change our fiscal year end from February 28 to December 31.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item to this Report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since December 31, 2004.

REVENUE RECOGNITION

     Revenue generated from sales of products is recognized upon shipment or when title passes to customers based on terms of sales, and is recorded net of returns, discounts and allowances. Service income is recognized as the related services are provided per terms of the service agreement.

ACCOUNTS RECEIVABLE

     Accounts receivables are reported as the outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to specific customer's ability to pay, and current economic trends. We write off accounts receivable against the allowance when a balance is determined to be uncollectible.

NOTES RECEIVABLE

     Our subsidiary, CNT-Taiwan usually receives post-dated checks as permitted by Taiwanese law. CNT-Taiwan will typically send an invoice to the customer after which the customer will issue a check dated two to three months, sometimes longer, from the date of the invoice. On CNT-Taiwan's books, the post dated checks are categorized as notes receivables and the invoice is then taken off on the accounts receivables side.

OVERVIEW - RESULTS OF OPERATIONS

AUDITED TEN MONTHS ENDED DECEMBER 31, 2004 COMPARED TO UNAUDITED TEN MONTHS ENDED DECEMBER 31, 2003

     NET REVENUE. Net sales for ten months ended December 31, 2004 totaled $15,674,613, compared to $16,119,649 for ten months ended December 31, 2003. The decrease in revenues for ten months ended December 31, 2004 was due to timing issues as a result of a decrease in demand and market price for our old products while our new products were beginning to be introduced.

     COST OF SALES. Cost of revenue for ten months ended December 31, 2004 totaled $14,924,938, compared to $14,798,578 for the ten months ended December 31, 2003. The increase in cost of revenues was due to the higher cost for our old products. Also, our gross profit decreased due to the higher cost of revenues for the ten months ended December 31, 2004.

     GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for ten months ended December 31, 2004 totaled $1,395,388, compared to $758,032 for ten months ended December 31, 2003. The increase was due to our number of employees increasing and for the introduction of out new product line.

     INTEREST EXPENSE. Interest expense for ten months ended December 31, 2004 totaled $112,922, compared to $55,655 for ten months ended December 31, 2003. The increase in interest expense was due to the increase of financing sources for funds.

     As a result of the foregoing, Income (loss) Before Income Taxes totaled $(854,770) for ten months ended December 31, 2004 and $160,023 for ten months ended December 31, 2003. Provision for income taxes expenses is $109,890 for ten months ended December 31, 2004 and $137,095 for ten months ended December 31, 2003. The result of the above tax calculations resulted in that net loss is $(964,660) and net income $22,928, respectively, for ten months ended December 31, 2004 and 2003.

INCOME TAXES

     Provisions of $109,890 for taxes have been recorded for the ten months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $2,010,644 at December 31, 2004 and $2,723,573 at December 31, 2003. The Company's current assets totaled $6,186,420 at December 31, 2004 as compared to $11,491,307 at December 31, 2003. The Company's total current liabilities were $6,656,116 at December 31, 2004 as compared to $11,435,319 at December 31, 2003. Working capital at December 31, 2004 was $(469,696) and $55,988 at December 31, 2003. During the year ended December 31, 2004, net cash (used in) operating activities was $(1,293,162) as compared to net cash provided by operating activities of $125,703 during the same period in 2003. Net cash provided by financing activities was $627,153 and $3,208,675 for the year ended December 31, 2004 and 2003, respectively. The net change in cash and cash equivalents was $(712,929) and $2,103,309 for the year ended 2004 and 2003, respectively.

CAPITAL EXPENDITURES

     Total capital expenditures during the ten months ended December 31, 2004 was $5,008 for purchase of fixed assets.

WORKING CAPITAL REQUIREMENTS

     Our operations and short term financing does not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

     We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or investment. Several potential investors have already shown their interest to invest in our company. As of May 2003, the amount of committed funds was $2,400,000. An additional $1,800,000 is still required.

FACTORS THAT INTERRUPT OUR OPERATIONS

     Our major risk is incurring a large amount of bad debt. Our short-term and long-term liquidity may be influenced by uncollected account receivables. If the amount of bad debt is high, it will severely affect our ability to continue operations. Therefore, we are taking precautions to manage this risk. We will try to diversify our customer base and control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Although we have already taken these measures, it is still possible to incur a large amount of bad debt.

     Financial instruments that potentially subject us to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. However, cash balances have exceeded the FDIC insured levels at various times during the year and at year-end. We have a diversified customer base, most of which are related parties. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. We routinely assess the financial strength of its customers and, based upon factors surrounding the credit risk, establish an allowance, if required, for un-collectible accounts and, as a consequence, believe that our accounts receivable credit risk exposure beyond such allowance is limited.

OFF-BALANCE SHEET TRANSACTIONS

     We do not have any off-balance sheet transactions.

ITEM 7. FINANCIAL STATEMENTS

     Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-20 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes nor any disagreements with the accountants or the accountant's findings.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Set forth below are the names of our directors, executive officers and key employees of as of December 31, 2004.

       Name                  Age                    Title
       ----                  ---                    -----
Tiao-Tsan "Andy" Lai         42       Chairman, Director, President and Chief
                                      Executive Officer
Yun-Yi "Stella" Tseng        44       Chief Financial Officer and Director
Alice Chen                   41       Vice President and Director
I-Min Ou                     35       Director, Manager - Technology Department
Chin-Yuan Liao               32       Director, Manager - Engineering Department
Mei-Chu Lai                  37       Independent Director
Kao-Yu Hung                  46       Independent Director
Chung-Chieh "Kevin" Lin      44       Independent Director
Yong Su                      49       Independent Director
Pi-Liang Liu                 49       Independent Director

     Set forth below is certain information with respect to each director, executive officer, key employee and director nominees.

     TIAO-TSAN "ANDY" LAI has been Chairman, President and Director of our company (and its predecessors) since 1994. As a pioneer in the network equipment market he was the first entrepreneur to bring the Home PNA solution to Taiwan, China and Asia. With Mr. Lai's guidance, we implemented Home PNA in a winning design for an Internet Service Model for the Taipei city government in 1998. In 1999, Mr. Lai also procured an open tender for a Home PNA project with Korea Telecom. From 1999 to the present, we have had our products approved for purchase and sale by China Telecom, Taiwan's HiNet, Japan OCC and Finland Telecom. In addition, Mr. Lai established business projects with Shanghai Telecom, Fujian Telecom and Guang Dong Telecom. In October, 2000, Mr. Lai was presented the "Excellent Manager" industry award in Taiwan for outstanding service as Chairman of our company. In June 2002, Mr. Lai was also awarded the "The Excellent Alumnus" award for his success in business beyond graduation from the Taiwan National Military Academy. Mr. Lai holds an MBA degree from the University of St. Thomas in Minnesota, USA, and a bachelor's degree in business from Metropolitan University in Minnesota, USA.

     YUN-YI "STELLA" TSENG has been the Chief Financial Officer and a Director of the Board of our company since November 2004. In 1998, Ms. Tseng established the asset management and financial consulting group called Chief Securities Investment Inc., where she was the chairman until December 2003. Over the course of five years, Ms. Tseng gradually developed Chief Securities Investment Inc. into a Taiwanese nation-wide operation with more than ten branch offices and over 400 employees. Furthermore, Ms. Tseng has participated in the financing of numerous private and public companies both in Taiwan and abroad. She is an experienced financial planner and experienced in company finance, accounting and auditing. In 2003, Ms. Tseng helped found Hyo-On Biotechnology Corp., where she is a company director and is primarily responsible for strategic growth and financial development. Ms. Tseng graduated from Shih-Hsin University in Taipei, Taiwan with a degree in Communications and Journalism.

     ALICE CHEN has been Vice President and a Director of our company since October 2002. Ms. Chen has been Vice General Manager of Sales and Marketing and a Director of CNT-Taiwan since January 1999. Ms. Chen's duty is to implement and develop our worldwide sales and marketing plan. Before joining our company, Ms. Chen had ten years experience working for the Taiwanese National Security Agency as a national policy analyst. Additionally, Ms. Chen spent three years working as head of sales and marketing for a Taiwanese public company. Ms. Chen possesses a degree in Legal Policy from a government university in the Republic of China.

     I-MIN OU has been Manager of the Technology Department and a Director of our company since October 2002. From February 2001 to October 2002, Mr. Ou served as a Manager of the Tongnan Technology Company. From June 1999 to January 2001, he served as a Manager of the Gulite Technology Company. From February 1998 to May 1999, Mr. Ou was a Manager for the Hueng Kwuo Technology Company.
From 1991 to 1997, he served as a Manager of the Ikuani Technology Company. Since graduating with a bachelor's degree in Electrical Engineering from the Tung Nan Institute of Technology in July 1991, I-Min Ou has been primarily engaged in electronics engineering and computer automation industry.

     CHIN-YUAN LIAO has been a Director and Manager of the Engineering Department since October 2002. From January 2000 to October 2002, Mr. Liao served as Manager of the Engineering Department for CNT-Taiwan. Previously, he was a Manager with A Best Information Technology, Inc., a network technology company, from 1998 to 2000. Mr. Liao received a bachelor's degree in electrical engineering from the Oriental Institute of Technology in 1996.

     MEI-CHU LAI has been a Director of our company since October 2002. In 1992, Ms. Lai began her career serving four years as an accountant and finance department chief for New Land Developers Co. Ltd. Ms. Lai has been working for ING Antai since 1996 and is currently a financial safety planner responsible for the asset management, financial advisory, inheritance taxation and tax planning of major company clients. She was promoted at ING Antai to the position of Division Supervisor in 1997 and then took the post of Assistant General Manager in 2001. Ms. Lai graduated from the Department of International Trading at Ming Chuan University in 1991. Ms. Lai currently serves on our board of directors' audit committee.

     YU-HUNG KAO has been a Director of our company since October 2002. Ms. Hung specializes in import and export customs and regulations of many countries around the world as well as corporate financial reporting, accounting and auditing. In 1983, Ms. Hung personally founded her own trading, customs and product transport company called Ce Young Customs Brokerage Co., Ltd. For the past 20 years, Ms. Hung has managed and directed the development of Ce Young Customs Brokerage Co, Ltd., developing the business into a profitable and well-known brand name in Taiwan and throughout Asia. From 1980 to 1983, she was previously employed by Min Hwa Inc., working as the company's General Manager supervising the handling of customs brokerage-related sales finance, taxation and accounting. She graduated from Hsing Wu College in 1978 with majors in international trading and business administration. Ms. Kao currently serves on our board of directors' audit committee.

     CHUNG-CHIEH "KEVIN" LIN has been a Director of our company since November 2004. Since 1996, Mr. Lin has been the chairman of Chun-Yang Investment Co., Ltd., an investment company involved in corporate finance and securities consulting, since April 1997 and chairman of Sino-Freeze Biotechnology Co., Ltd. since February 2003. Mr. Lin has also been involved in venture capital and strategic investments and has invested in, developed and managed more than fifteen public and private companies in Taiwan and China. Mr. Lin's investment experience has been particularly in the biotech and electronics industries. Mr. Lin has a degree in Civil Engineering from Tamkang University.

     YONG SU has been a Director of our company since November 2004. Mr. Su is currently a professor at the Business Administration Department at Fudan University and director of the Business Administration Department of the university's advanced studies and post-graduate program. He has worked for many companies as a corporate consultant, utilizing his expertise in corporate strategies planning, corporate culture management, company organization and marketing to provide operational guidelines and strategies. Mr. Su graduated from Fudan University in 1986 with a master's degree in Cultural History and acquired a doctorate degree in Economics from Fudan University in 1994, whereupon he took a teaching position at the university immediately following his graduation. He is the author of over fifty journal articles and industry essays.

     PI-LIANG LIU has been a Director of our company since November 2004. He is currently a director of Mega Financial Holding Company and Resident Supervisor at Chiao Tung Bank. He was the CEO of the Southern Taiwan Joint Services Center of the Executive Yuan of Taiwan from 1999 to 2001. From 1997 to 1999, he held the position of Secretary General at the Legislative Yuan of Taiwan's parliament. From 1991 to 1997, Mr. Liu was an Advisor and Director of the Liaison Office with the governing administration's cabinet for the Executive Yuan of Taiwan. He has also served at the post of Chairman of the Budget Committee for the Legislative Yuan of Taiwan. Mr. Liu obtained his master's degree in Arts from the School of Industrial Education at Northeastern Missouri State University in 1988. He was an Invited Researcher at the School of Public Administration of the University of Southern California in 1986. He obtained a bachelor's degree in law from the School of Law at the National Taiwan
University in 1984. Also, he is an author of books such as Research on Developing Countries' Government Budgeting System and Research on Modern Democratic Governments' Budgeting Systems. Mr. Liu currently serves on our board of directors' audit committee.

     The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of the directors or officers of our company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our company's affairs. There are no agreements or understandings for any of our officers or directors to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

     Our board of directors adopted a written charter for its audit committee, a copy of which was attached as an exhibit to our definitive proxy statement, as filed with the SEC December 10, 2004, and is incorporated by reference herein. The audit committee's charter states that the responsibilities of the audit committee shall include:

     * reviewing our charter, annual report to stockholders and reports submitted to the SEC;
     * recommending our independent auditors, confirming and reviewing their independence, and approving their fees;
     *    reviewing the independent auditors' performance;
     * considering the independent auditors' judgments about our accounting principals;
     * considering and approving major changes to our auditing and accounting principals;
     * establishing reporting systems to the committee by management and the independent auditors regarding management's significant judgments in preparing financial statements;
     * following an audit, reviewing significant difficulties encountered during the audit;
     * reviewing significant disagreements among management and the independent auditors in the preparation of our financial statements;
     * reviewing the extent to which improvements in financial or accounting practices approved by the committee have been implemented; and
     * Review with counsel any legal matters that could have a significant impact on our financial statements.

     The audit committee met one time during the ten months ended December 31, 2005.

     The audit committee members during the ten months ended December 31, 2004 consisted of Mei-Chu Lai, Yu-Hung Kao and Chien-Hui Lin (later replaced by Pi-Liang Liu). Chien-Hui Lin resigned from the board of directors in August 2004. Our board of directors appointed Pi-Liang Liu to serve on the audit committee upon his appointment as director in November 2004. All of the above-listed audit committee members were or are considered "independent" under
Section 121(A) (as currently applicable to us) of the listing standards of The American Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

     Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Pi-Liang Liu is the "audit committee financial expert" and is an independent member of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the executive officers and directors of our company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, we believe that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2004 except that each of Yun-Yi Cheng, Chung-Chieh Lin, Yong Su and Pi-Lian Liu did not file a Form 3 in connection with his or her appointment as an executive officer or director of our company in 2004, and Hsin-Nan Lin did not file a Form 4 in connection with his resignation as an executive officer and director of our company in 2004.

CODE OF ETHICS

     We adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the fiscal year indicated the compensation paid by our company to the Chief Executive Officer. No other executive officer received a total annual salary and bonus exceeding $100,000.

Name and Principal Position     Year             Salary (US$)        Bonus (US$)
---------------------------     ----             ------------        -----------
Tiao-Tsan "Andy" Lai            2004(1)            $26,000              $2,600
                                2003               $31,200              $2,600
                                2002               $31,200              $2,600

----------
(1)  For the ten month period ended December 31, 2004.

     Our directors do not receive any compensation for serving on the board of directors.

REPORT OF THE AUDIT COMMITTEE

     The role of the Audit Committee is to assist the Board of Directors in its oversight of City Network, Inc.'s (the "Company") financial reporting process. The Board of Directors, in its business judgment, has determined that all members of the committee are "independent" as required by applicable listing standards of the American Stock Exchange. The Committee operates pursuant to a Charter that was approved by the Board. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company's financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company's financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

     In the performance of this oversight function, the Committee has reviewed and discussed the audited financial statements with management and the independent auditors. The Committee has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. Finally, the Committee has received written disclosures and the letter from the independent auditors required by Independence Standard Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has considered whether the provision of non-audit services by the independent auditors to the Company is compatible with maintaining the auditor's independence and has discussed with the auditors the auditors' independence.

     The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's consideration and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with generally accepted accounting principles or that the Company's auditors are in fact "independent".

     Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The Audit Committee

Kao-Yu Hung
Mei-Chu Lai
Pi-Liang Liu

Independent Directors, City Network, Inc.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of December 31, 2004, the number and percentage of our outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge is the beneficial owner of more than 5% of the outstanding common stock.

                                  Number of Shares       Percent of Common Stock
   Name and Address (1)         Beneficially Owned (2)     Beneficially Owned
   --------------------         ----------------------     ------------------
Tiao-Tsan "Andy" Lai                 2,000,000                   7.3%
Yun-Yi "Stella" Tseng                  844,000                   3.1%
Alice Chen                              66,000                     *
I-Min Ou                                25,000                     *
Chin-Yuan Liao                          50,000                     *
Mei-Chu Lai                            648,000                   2.4%
Yu-Hung Kao                          1,161,000                   4.2%
Chung-Chieh "Kevin" Lin                      0                     *
Yong Su                                      0                     *
Pi-Liang Liu                                 0                     *
All officers and directors
 as a group (10 persons)             4,794,000                  17.4%

----------
*    Indicates less than one percent.
(1) The address of each holder is c/o City Network, Inc., 6F-3, No. 16, Jian Ba Road, Jhonghe City, Taipei County 235, Taiwan, ROC.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

CHANGE IN CONTROL

     There are currently no arrangements which would result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Throughout the history of our company, certain members of our board of directors and general management have made loans to our company to cover operating expenses or operating deficiencies.

     As of December 31, 2004, we had a non interest-bearing loan from Tiao-Tsan Lai, our Chairman, President and Chief Executive Officer, in the amount of $73,827.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-KSB.

     1.   The  following   financial   statements  of  our  company,   with  the
          independent auditor's report, are filed as part of this Form 10-KSB:

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
          Notes to Consolidated Financial Statements                        F-7

     2. The following exhibits are filed with this report and incorporated by reference as set forth below:

     Exhibit                             Description
     -------                             -----------
     2.1   (1)    Exchange  Agreement  dated  December  4,  2002 by and  among
                  City Network,  Inc., the shareholders of City Network, Inc.,
                  Investment Agents, Inc., Pamela Ray Stinson,  Raymond Robert
                  Acha, and Joseph H. Panganiban

     3.1 (2)      Articles of Incorporation

     3.2 (2)      Certificate of Amendment to Articles of Incorporation

     3.3 (3)      Certificate of Amendment of the Articles of Incorporation

     3.4          Amended and Restated Bylaws

     14.1 (4)     Code of Ethics

     21.1         Subsidiaries

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Previously filed with the SEC as an Exhibit to City Network's Form 8-K filed March 5, 2003, and incorporated herein by reference.
(2) Previously filed with the SEC as an Exhibit to City Network's Form SB-2 filed May 18, 2001, and incorporated herein by reference.
(3) Previously filed with the SEC as an Exhibit to City Network's Proxy Statement filed March 21, 2003, and incorporated herein by reference.
(4) Previously filed with the SEC as an Exhibit to City Network's Annual Report on Form 10-KSB filed June 16, 2003, and incorporated herein by reference.

(b)  Current Reports on Form 8-K.

     Report on Form 8-K filed December 20, 2004 announcing the appointment of Yung-Yi Tseng as CFO and director of our company and Chung-Chieh "Kevin" Lin, Yong Su, and Pi-Liang Liu as directors of our company.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

     During ten months ended December 31, 2004 and the fiscal year ended February 29, 2004, our principal independent auditor was Lichter, Yu & Associates. The following are the services provided and the amount billed.

AUDIT FEES

     The aggregate fees billed by Lichter, Yu & Associates for professional services rendered for the audit of our annual financial statements for the ten months ended December 31, 2004 and the fiscal year ended February 29, 2004, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB for such periods, were $58,500 and $66,530, respectively.

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, Lichter, Yu & Associates did not bill any fees for services rendered to us during ten months ended December 31, 2004 and the fiscal year ended February 29, 2004 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

     The aggregate fees billed by Lichter, Yu & Associates for tax services during the ten months ended December 31, 2004 and the fiscal year ended February 29, 2004 were $3,510 and $3,920.

ALL OTHER FEES

     There  were  no  fees  billed  by  Lichter,   Yu  &  Associates  for  other
professional services rendered during the ten months ended December 31, 2004 and the fiscal year ended February 29, 2004.

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


                                   CITY NETWORK, INC.

Date: April 14, 2004               By: /s/ Tiao-Tsan Lai
                                      --------------------------------------
                                      Tiao-Tsan Lai
                                      Chief Executive Officer

Date: April 14, 2004               By: /s/ Yun-Yi Tseng
                                      --------------------------------------
                                      Yun-Yi Tseng
                                     Chief Financial Officer

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                        Date
----                                      -----                        ----

/s/ Tiao-Tsan Lai               Director, Chairman and Chief      April 14, 2004
--------------------------      Executive Officer (Principal
Tiao-Tsan Lai                   Executive Officer)

/s/ Yun-Yi Tseng                Director and Chief Financial      April 14, 2004
--------------------------      Officer (Principal Accounting
Yun-Yi Tseng                    Officer)

/s/ Alice Chen                  Director                          April 14, 2004
--------------------------
Alice Chen

/s/ Chin Yuan Liao              Director                          April 14, 2004
--------------------------
Chin-Yuan Liao

/s/ I-Min Oun                   Director                          April 14, 2004
--------------------------
I-Min Oun

/s/ Mei-Chu Lai                 Director                          April 14, 2004
--------------------------
Mei-Chu Lai

/s/ Kao-Yu Hung                 Director                          April 14, 2004
--------------------------
Kao-Yu Hung

/s/ Chung Chich Lin             Director                          April 14, 2004
--------------------------
Chung Chich Lin

/s/ Yang Su                     Director                          April 14, 2004
--------------------------
Yang Su

/s/ Pi-Liang Lu                 Director                          April 14, 2004
--------------------------
Pi-Liang Lu

                       CITY NETWORK, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


                                TABLE OF CONTENTS


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

Consolidated Statements of Changes in Stockholders' Equity              F-6

Notes to Consolidated Financial Statements                              F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
City Network, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of City Network, Inc. and its subsidiaries ("the Company") as of December 31, 2004 and February 29, 2004 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the ten months ended December 31, 2004 and fiscal year ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of City Network, Inc. and Subsidiaries as of December 31, 2004 and February 29, 2004 and the consolidated results of its operations and cash flows for the ten months ended December 31, 2004 and fiscal year ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Lichter,  Yu &  Associates

March 7, 2005
San Diego, California

                       CITY NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004

                                                        December 31, 2004         February 29, 2004
                                                        -----------------         -----------------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                $  2,010,644             $  2,723,573
  Accounts receivable, net                                    3,333,990                7,173,149
  Inventory                                                     732,027                  910,190
  Other receivables                                               6,863                  126,492
  Prepaid expenses                                              102,896                  557,903
                                                           ------------             ------------
      Total Current Assets                                    6,186,420               11,491,307
                                                           ------------             ------------

Fixed Assets, net                                             2,586,872                2,745,664
                                                           ------------             ------------
      Total Fixed Assets                                      2,586,872                2,745,664
                                                           ------------             ------------
Other Assets
  Deposits                                                    1,724,542                  255,706
  Trademarks                                                      1,812                    1,966
  Equity in net assets of affiliated company                    829,008                  770,678
  Intangible assets                                             961,053                1,000,000
  Other current assets                                            8,255                       96
                                                           ------------             ------------
      Total Other Assets                                      3,524,670                2,028,446
                                                           ------------             ------------
Total Assets                                               $ 12,297,962             $ 16,265,417
                                                           ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                    $  3,335,286             $  6,838,620
  Due to related party                                           80,083                  334,812
  Loan payable                                                        0                1,680,329
  Deferred revenue                                               14,566                  260,498
  Deposits payable                                                    0                    4,371
  Current portion, long-term debt                             3,226,181                2,316,689
                                                           ------------             ------------
      Total Current Liabilities                               6,656,116               11,435,319

Long-term debt, net of current portion                          246,330                  263,041
                                                           ------------             ------------
      Total Liabilities                                       6,902,446               11,698,360
                                                           ------------             ------------

Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
   shares authorized, 27,500,000 and 25,000,000
   issued and outstanding, respectively                          27,500                   25,000
  Additional paid in capital                                  5,937,946                4,260,117
  Cumulative foreign-exchange translation adjustment            142,453                   29,663
  Retained earnings                                            (712,383)                 252,277
                                                           ------------             ------------
      Total Stockholders' Equity                              5,395,516                4,567,057
                                                           ------------             ------------
      Total Liabilities and Stockholders' Equity           $ 12,297,962             $ 16,265,417
                                                           ============             ============

                  See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
   TEN MONTHS ENDED DECEMBER 31, 2004 AND FISCAL YEAR ENDED FEBRUARY 29, 2004

                                                         December 31, 2004        February 29, 2004
                                                         -----------------        -----------------
Sales, net                                                 $ 15,674,613             $ 19,647,749

Cost of sales                                                14,924,938               17,827,486
                                                           ------------             ------------
      Gross profit                                              749,675                1,820,263

General and administrative expenses                           1,395,388                1,391,658
                                                           ------------             ------------

      Income (loss) from operations                            (645,713)                 428,605
                                                           ------------             ------------
Other (Income) Expense
  Interest income                                                (3,785)                 (20,202)
  Rental income                                                 (17,858)                  (3,085)
  Commission income                                                (281)                 (15,517)
  (Gain) loss on currency exchange                              (10,720)                 (13,815)
  Other income                                                  (32,120)                 (11,263)
  Equity in earnings of investee                                (58,330)                   1,674
  Miscellaneous                                                   1,303                    2,499
  Bad debt expense                                              185,858                  159,238
  Loss on sale of fixed assets                                   32,068                        0
  Interest expense                                              112,922                   67,691
                                                           ------------             ------------
      Total Other (Income) Expense                              209,057                  167,220
                                                           ------------             ------------

      Income (loss) before income taxes                        (854,770)                 261,385

Provison for income taxes                                       109,890                   85,190
                                                           ------------             ------------

      Net income (loss)                                    $   (964,660)            $    176,195
                                                           ============             ============

Net income (loss) per share (basic and diluted)
  Basic                                                    $     (0.036)            $      0.007
  Diluted                                                  $     (0.036)            $      0.007

Weighted average number of shares
  Basic                                                      27,000,000               24,958,333
  Diluted                                                    27,000,000               24,958,333

                  See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   TEN MONTHS ENDED DECEMBER 31, 2004 AND FISCAL YEAR ENDED FEBRUARY 29, 2004

                                                           December 31, 2004       February 29, 2004
                                                           -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                          $  (964,660)            $   176,195

Adjustments to reconcile net income (loss) to net
 cash provided by (used) in operating activities:
   Depreciation and amortization                                 161,296                  44,057
   Equity in earning of investee                                 (58,330)                  1,674
   Loss on disposal of assets                                     32,068                       0
   Bad debt                                                      185,858                 159,238
   (Gain) loss on foreign currency exchange                      (10,720)                (13,815)
   Decrease (Increase) in receivables                          3,839,159              (5,652,808)
   Decrease (Increase) in inventory                              178,163                (543,184)
   Decrease (Increase) in other receivables                      119,629                (115,032)
   Decrease (Increase) in prepaid expenses                       455,007                (347,946)
   Decrease (Increase) in deposit                             (1,468,836)               (254,737)
   Decrease (Increase) in deferred charges                             0                  36,836
   Decrease (Increase) in other current assets                    (8,159)                 72,662
   (Decrease) Increase in accounts payable
     and accrued expenses                                     (3,503,334)              6,297,694
   (Decrease) Increase in deferred revenue                      (245,932)                260,498
   (Decrease) Increase in deposits payable                        (4,371)                  4,371
                                                             -----------             -----------
      Total Adjustments                                         (328,502)                (50,492)
                                                             -----------             -----------
      Net cash provided by (used in) operations               (1,293,162)                125,703
                                                             -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                                    0                 108,594
  Proceeds from sale of fixed assets                              35,462                       0
  Purchase of intangibles                                              0                    (838)
  Purchase of investments                                              0                (772,352)
  Purchase of furniture and equipment                             (5,008)               (462,722)
                                                             -----------             -----------
      Net cash used in investing activities                       30,454              (1,235,912)
                                                             -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable                                    (5,217,702)             (2,229,705)
  Payment of loan from related party                            (455,227)                      0
  Loan from related party                                        200,498                 743,386
  Issuance of notes payable                                      477,953               3,974,994
  Issuance of short-term debt                                  5,621,631                       0
  Issuance of common stock                                             0                 720,000
                                                             -----------             -----------
      Net cash provided by financing activities                  627,153               3,208,675
                                                             -----------             -----------

Effect of exchange rate change on cash                           (77,374)                  4,843

Net change in cash and cash equivalents                         (712,929)              2,103,309
                                                             -----------             -----------

Cash and cash equivalents at beginning of year                 2,723,573                 620,264
                                                             -----------             -----------
Cash and cash equivalents at end of year                     $ 2,010,644             $ 2,723,573
                                                             ===========             ===========
Supplemental cash flows disclosures:
  Income tax payments                                        $    35,750             $     9,235
                                                             -----------             -----------
  Interest payments                                          $   112,922             $    67,691
                                                             -----------             -----------
Non cash transaction:
  Conversion of debt to equity                               $ 1,680,329             $         0
                                                             -----------             -----------

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   TEN MONTHS ENDED DECEMBER 31, 2004 AND FISCAL YEAR ENDED FEBRUARY 29, 2004

                                                             December 31, 2004        February 29, 2004
                                                             -----------------        -----------------
Common stock, number of shares outstanding
  Balance at beginning of period                                 25,000,000               24,500,000
  Stock cancellation                                                      0                        0
  Stock split                                                             0                        0
  Common stock issued                                             2,500,000                  500,000
                                                               ------------             ------------
  Balance at end of period                                       27,500,000               25,000,000
                                                               ============             ============

Common stock, par value $.001 (thousands of shares)
  Balance at beginning of year                                 $     25,000             $     24,500
  Stock cancellation                                                      0                        0
  Stock split                                                             0                        0
  Common stock issued                                                 2,500                      500
                                                               ------------             ------------
  Balance at end of year                                             27,500                   25,000
                                                               ------------             ------------
Additional paid in capital
  Balance at beginning of year                                    4,260,117                3,540,617
  Issuance of stock                                               1,677,829                  719,500
                                                               ------------             ------------
  Balance at end of year                                          5,937,946                4,260,117
                                                               ------------             ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of year                                       29,663                        0
  Foreign currency translation                                      123,689                   29,663
                                                               ------------             ------------
  Balance at end of year                                            153,352                   29,663
                                                               ------------             ------------
Retained (deficits)
  Balance at beginning of year                                      252,277                   76,082
  Issuance of stock dividend                                              0                        0
  Net income (loss)                                                (964,660)                 176,195
                                                               ------------             ------------
  Balance at end of year                                           (712,383)                 252,277
                                                               ------------             ------------

Total stockholders' equity at end of year                      $  5,406,415             $  4,567,057
                                                               ============             ============

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note A - ORGANIZATION

     City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc. -Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company".

     On November 14, 2002, City Network Technology, Inc. became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, which was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.

     The Company is a provider of internet broadband and wireless infrastructure equipment and service for the rapidly expanding broadband marketplace. The Company intends to be an important provider of these services predicated upon its dedication to delivering user friendly, cost effective, and customer tailored high speed internet access equipment to meet the business needs of the hospitality, residential property and telecommunication industry worldwide.

     On December 16, 2004, the Company changed its fiscal year end from February 28 to December 31.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


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

     RISKS AND UNCERTAINTIES
     The Company is subject to substantial risks from, among other things, intense competition from the providers of broadband products, services and the telecommunication industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS
     The Company has made an allowance for doubtful accounts for trade receivables based on a combination of write-off history, aging analysis, and any specific known troubled accounts.

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

               Furniture and Fixtures                5 years
               Equipment                             5 years
               Computer Hardware and Software        3 years
               Building and Improvements             50 years

     INTANGIBLE ASSETS
     Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2004 and February 29, 2004.

     Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

     EXCHANGE GAIN (LOSS)
     During year ended December 31, 2004 and February 29, 2004, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     TRANSLATION ADJUSTMENT
     As of December 31, 2004 and February 29, 2004, the accounts of City Network, Inc. - Taiwan and City Construction were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are
     translated  at  the  historical   rates  and  income  statement  items  are
     translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of December 31, 2004 and February 29, 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03128 and NTD$1=USD$0.02994, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1=USD$0.02998 and NTD$1=USD$0.02617, respectively. Total translation adjustment recognized for the year ended December 31, 2004 and February 29, 2004 is $153,352 and $29,663, respectively.

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

     STATEMENT OF CASH FLOWS
     In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

     CONCENTRATION OF CREDIT RISK
     Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and other receivables arising from its normal business activities. The Company has a diversified customer base. The Company controls credit risk related to accounts
     receivable   through  credit   approvals,   credit  limits  and  monitoring
     procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for un-collectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVENTORY
     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2004 and February 29, 2004, inventory consisted only of finished goods.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


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

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
     The Company adopted the provision of The Financial Accounting Standards Board ("FASB") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In assessing the impairment of these identifiable intangible assets, identifiable goodwill will be allocated on a pro rata basis using fair values of the assets at the original acquisition date. In estimating expected future cash flows for determining whether an asset is impaired and if expected future cash flows are used in measuring assets that are impaired, assets will be grouped at the lowest level (entity level) for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In recording an impairment loss, any related goodwill would be reduced to zero before reducing the carrying amount of any identified impaired asset.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS
     In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN46 and FIN 46R, had no material impact on the Company's financial statements.

     On July 16, 2004 the FASB ratified the Emerging Issues Task Force ("EITF") consensus of Issue 02-14, "Whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means" ("EITF 02-14"). The consensus concluded that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. The consensus is effective for reporting periods beginning after September 2004. The adoption of EITF 02-14 did not have a material impact on the Company's financial statements.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

     In September 2004, the EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08") was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EIFT 04-08 is effective for reporting periods ending after December 15, 2004. EITF 04-08 will have no material impact on the Company's financial statements.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note D -CASH

     The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
     (CDIC). As of December 31, 2004 and February 29, 2004, there were no uninsured portions of the balances held at the bank.

Note E - FIXED ASSETS

     Fixed assets consist of the following:

                                       December 31, 2004      February 29, 2004
                                       -----------------      -----------------
     Land                                $ 1,916,328             $ 1,966,694
     Building                                283,977                 305,429
     Machinery and equipment                 430,880                 427,126
     Furniture and fixtures                  143,655                 142,402
                                         -----------             -----------

                                         $ 2,774,840             $ 2,841,651

     Accumulated depreciation               (187,968)                (95,987)
                                         -----------             -----------

                                         $ 2,586,872             $ 2,745,664
                                         ===========             ===========

Note F - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                       December 31, 2004      February 29, 2004
                                       -----------------      -----------------
     Trademarks                          $     2,150             $     2,150
     Intangible asset                      1,000,000               1,000,000
                                         -----------             -----------

                                         $ 1,002,150             $ 1,002,150

     Accumulated depreciation                (39,285)                   (184)
                                         -----------             -----------

                                         $   962,865             $ 1,001,966
                                         ===========             ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note G- COMMITTMENTS

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

     CO-CONSTRUCTION AGREEMENT
     In April 2004, City Construction Co., Ltd. Entered into a Co-Construction Agreement with another company in Taipei, Taiwan. Under the Agreement, the Company will finance, construct and own 50% of the building project. The Company has not yet begun construction on the building.

     OPERATING LEASES
     The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $50,029 for the ten months ended December 31, 2004 and $13,482 for the year ended February 29, 2004. The Company has future minimum lease obligations as follows:

                             2005        $20,122

Note H - LONG-TERM INVESTMENT

     BEIJING PUTAIN HEXIN NETWORK TECHNOLOGY CO., LTD
     On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of December 31, 2004 and February 29, 2004 the Company recognized an income of $58,330 and a loss $1,674 from their acquisition.

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


Note I - COMPENSATED ABSENSES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen
     (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2004 and February 29, 2004 vacation liability existed in the amount of $1,892 and $0 respectively.

Note J - INCOME TAXES

     Total Federal and State income tax expense for the years ended December 31, 2004 and February 29, 2004 amounted to $109,890 and $85,190, respectively. For the years ended December 31, 2004 and February 29, 2004, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

     12/31/04           U.S.           State       International        Total
                      --------       --------      -------------       --------
     Current          $      0       $      0         $109,890         $109,890
     Deferred                0              0                0                0
                      --------       --------         --------         --------
          Total       $      0       $      0         $109,890         $109,890
                      ========       ========         ========         ========

     02/29/04           U.S.           State       International        Total
                      --------       --------      -------------       --------
     Current          $  3,321       $      0         $ 44,180         $ 47,501
     Deferred                0              0                0                0
                      --------       --------         --------         --------
          Total       $  3,321       $      0         $ 44,180         $ 47,501
                      ========       ========         ========         ========

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                                  12/31/2004        2/29/2004
                                                  ----------        ---------
     Federal statutory tax rate                        33%              33%
     State, net of federal benefit                      0%               0%
                                                     ----             ----

     Effective tax rate                                33%              33%
                                                     ====             ====

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004

NOTE K - DEBT

     At December 31, 2004 and February 29, 2004,  the Company had notes  payable
     outstanding  in  the  aggregate   amount  of  $3,461,162  and   $2,579,730,
     respectively. Payable as follows:

           December 31, 2004                                            February 29, 2004
           -----------------                                            -----------------
Secured  note  payable  to  a  bank  in                      Secured  note  payable  to  a  bank  in
Taiwan,  interest  at 3.175% per annum,                      Taiwan,  interest  at 3.175% per annum,
due by May 29, 2016                          $280,689        due by May 29, 2016                          $ 280,689

Note  payable  to  a  bank  in  Taiwan,                      Secured  note  payable  to  a  bank  in
interest  at 3.616% per  annum,  due by                      Taiwan,  interest  at 7.425% per annum,
October 8, 2005                               500,480        due by May 9, 2004                              30,972

Note  payable  to  a  bank  in  Taiwan,                      Secured  note  payable  to  a  bank  in
interest  at 3.828% per  annum,  due by                      Taiwan,  interest  at 4.25% per  annum,
February 13, 2005                             125,120        due by June 6, 2005                             13,011

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 4.42%  per  annum,  due by                      interest  at 4.25%  per  annum,  due by
March 29, 2005                                246,921        June 12, 2005                                    1,497

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 4.42%  per  annum,  due by                      interest at 7.5% per annum, due by June
March 15, 2005                                 68,004        16, 2004                                       179,641

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 4.42%  per  annum,  due by                      interest  at 3.77%  per  annum,  due by
April 11, 2005                                 76,548        December 31, 2004                              269,462

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 4.42%  per  annum,  due by                      interest  at 3.77%  per  annum,  due by
April 10, 2005                                 54,995        March 13, 2004                                 119,760

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest at 4.42% per annum, due by May                      interest  at 3.77%  per  annum,  due by
29, 2005                                      233,493        March 26, 2004                                 188,623

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest at 3.77% per annum, due by May
March 10, 2005                                196,563        4, 2004                                        572,405

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest  at 3.77%  per  annum,  due by
February 15, 2005                              60,761        March 5, 2004                                   78,635

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


NOTE K - DEBT (CONTINUED)

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest  at 3.77%  per  annum,  due by
March 8, 2005                                141,511         April 8, 2004                                  225,573

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest  at 3.77%  per  annum,  due by
March 2, 2005                                 35,121         April 23, 2004                                   8,994

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest  at 3.77%  per  annum,  due by
March 15, 2005                                43,498         April 8, 2004                                   19,805

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest  at 3.77%  per  annum,  due by
March 11, 2005                                13,085         April 8, 2004                                  261,871

Note  payable  to  a  bank  in  Taiwan,                      Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by                      interest  at 4.269% per  annum,  due by
April 9, 2005                                591,192         August 25, 2004                                328,792

Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by
April 9, 2005                                 53,895

Note  payable  to  a  bank  in  Taiwan,
interest  at 3.616% per  annum,  due by
April 9, 2005                                 59,521

Note  payable  to  a  bank  in  Taiwan,
interest  at 3.26%  per  annum,  due by
March 11, 2005                               312,752

Note  payable  to  a  bank  in  Taiwan,
interest  at 3.26%  per  annum,  due by
April 22, 2005                               121,866

Note  payable  to  a   corporation   in
Taiwan,  interest  at 6.265% per annum,
due by November  20,  2005,  personally
guaranteed by an office of the Company       256,496
                                          ----------
Total                                      3,461,612                                                      2,579,730

Current portion                           $3,215,282                                                     $2,316,689
                                          ----------                                                     ----------
Long-term portion                         $  246,330
                                          ==========                                                     $  263,041
                                                                                                         ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004


NOTE L - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

     Andy Lai - As of December 31, 2004 and February 29, 2004, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $73,827 and $334,812, respectively. Mr. Lai has also personally guaranteed a note payable of the Company in the amount of $477,953. As of December 31, 2004, the balance for the note was $256,496.

     Huang Hui Maio - As of December 31, 2004, the Company has a non interest-bearing loan from Huang Hui Maio, a shareholder of the Company, in the amount of $6,256.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     DECEMBER 31, 2004 AND FEBRUARY 29, 2004

NOTE O - TRANSITION REPORTS

     In accordance to Regulation 13A-10, the following table present the statements of income for the ten months ended December 31, 2004 and 2003 for the Company, due to the change in the fiscal year ended from February 28 to December 31.

                                                        Ten months ended        Ten months ended
                                                        December 31, 2004       December 31, 2003
                                                        -----------------       -----------------
                                                            (Audited)              (Unaudited)
     Sales, net                                           $ 15,674,613             $ 16,119,649

     Cost of sales                                          14,924,938               14,798,578
                                                          ------------             ------------

           Gross profit                                     749,675.00                1,321,071

     General and administrative expenses                     1,395,388                  758,032
                                                          ------------             ------------

           Income (loss) from operations                      (645,713)                 563,039
                                                          ------------             ------------
     Other (Income) Expense
       Interest income                                          (3,785)                 (21,137)
       Rental income                                           (17,858)                  (2,093)
       Commission income                                          (281)                 (14,767)
       (Gain) loss on currency exchange                        (10,720)                  (5,100)
       Other income                                            (32,120)                 (36,067)
       Equity in earnings of investee                          (58,330)                   2,676
       Miscellaneous                                             1,303                   61,774
       Bad debt expense                                        185,858                  362,075
       Loss on sale of fixed assets                             32,068                        0
       Interest expense                                        112,922                   55,655
                                                          ------------             ------------

           Total Other (Income) Expense                        209,057                  403,016
                                                          ------------             ------------

           Income (loss) before income taxes                  (854,770)                 160,023

     Provison for income taxes                                 109,890                  137,095
                                                          ------------             ------------

     Net income (loss)                                    ($   964,660)            $     22,928
                                                          ============             ============

     Net income (loss) per share (basic and diluted)
       Basic                                              $     (0.036)            $      0.001
       Diluted                                            $     (0.036)            $      0.001

     Weighted average number of shares
       Basic                                                27,000,000               24,777,778
       Diluted                                              27,000,000               24,777,778