Form 10QSB
period 2005-03-31
CITY NETWORK INC
filed 2005-05-23
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  March 31, 2005

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to ________________

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the close of business on May 20, 2005 was 27,500,000.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION...............................................  1

     Item 1. Financial Statements...........................................  1

     Item 2. Management's Discussion and Analysis........................... 16

     Item 3. Controls And Procedures........................................ 19

PART II. OTHER INFORMATION.................................................. 20

     Item 1. Legal Proceedings.............................................. 20

     Item 2. Changes in Securities and Use of Proceeds...................... 20

     Item 3. Defaults Upon Senior Securities................................ 20

     Item 4. Submission of Matters to a Vote of Security Holders............ 20

     Item 5. Other Information.............................................. 20

     Item 6. Exhibits and Reports on Form 8-K............................... 20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2005       December 31, 2004
                                                                   --------------       -----------------
                                                                    (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                         $  1,319,326           $  2,010,644
  Accounts receivable, net                                             2,973,167              3,333,990
  Inventory                                                              702,514                732,027
  Other receivables                                                       61,361                  6,863
  Prepaid expenses                                                       333,938                102,896
                                                                    ------------           ------------
      Total Current Assets                                             5,390,306              6,186,420
                                                                    ------------           ------------

Fixed Assets, net                                                      2,127,769              2,586,872
                                                                    ------------           ------------
      Total Fixed Assets                                               2,127,769              2,586,872
                                                                    ------------           ------------
Other Assets
  Deposits                                                             1,755,754              1,724,542
  Trademarks                                                               1,776                  1,812
  Equity in net assets of affiliated company                             818,354                829,008
  Intangible assets                                                      943,892                961,053
  Other assets                                                            19,084                  8,255
                                                                    ------------           ------------
      Total Other Assets                                               3,538,860              3,524,670
                                                                    ------------           ------------

      Total Assets                                                  $ 11,056,935           $ 12,297,962
                                                                    ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                             $  3,166,324           $  3,335,286
  Due to related party                                                    73,790                 80,083
  Deferred revenue                                                         8,873                 14,566
  Current portion, long-term debt                                      3,388,219              3,226,181
                                                                    ------------           ------------
      Total Current Liabilities                                        6,637,206              6,656,116

Long-term debt, net of current portion                                         0                246,330
                                                                    ------------           ------------
      Total Liabilities                                                6,637,206              6,902,446
                                                                    ------------           ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000
  shares authorized, 27,500,000
  issued and outstanding                                                  27,500                 27,500
  Additional paid in capital                                           5,937,946              5,937,946
  Cumulative foreign-exchange translation adjustment                     190,552                142,453
  Retained earnings                                                   (1,736,269)              (712,383)
                                                                    ------------           ------------
      Total Stockholders' Equity                                       4,419,729              5,395,516
                                                                    ------------           ------------

      Total Liabilities and Stockholders' Equity                    $ 11,056,935           $ 12,297,962
                                                                    ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended
                                                         -----------------------------------
                                                           March 31,              March 31,
                                                             2005                   2004
                                                         ------------           ------------
Sales, net                                               $  1,293,350           $  6,287,093

Cost of sales                                               1,255,040              5,697,879
                                                         ------------           ------------
      Gross profit                                             38,310                589,214

General and administrative expenses                           323,145                382,440
                                                         ------------           ------------

Income (loss) from operations                                (284,835)               206,774
                                                         ------------           ------------
Other (Income) Expense
  Interest income                                                (399)                  (128)
  Rental income                                               (47,670)                (3,154)
  Commission income                                            (3,921)                (1,179)
  (Gain) loss on currency exchange                              8,258                  2,823
  Other income                                                (35,868)                (1,255)
  Reserve for bad debt                                        685,000                      0
  Equity in earnings of investee                               10,654                      0
  Miscellaneous                                                 2,339                      0
  Loss on sale of fixed assets                                 82,260                      0
  Interest expense                                             38,398                 17,090
                                                         ------------           ------------

      Total Other (Income) Expense                            739,051                 14,197
                                                         ------------           ------------

Income (loss) before income taxes                          (1,023,886)               192,577

Provison for income taxes                                           0                      0
                                                         ------------           ------------

Net income (loss)                                        $ (1,023,886)          $    192,577
                                                         ============           ============

Net income (loss) per share (basic and diluted)
  Basic                                                  $     (0.037)          $      0.008
  Diluted                                                $     (0.037)          $      0.008

Weighted average number of shares
  Basic                                                    27,500,000             25,000,000
  Diluted                                                  27,500,000             25,000,000

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                   ---------------------------------
                                                                     March 31,             March 31,
                                                                       2005                  2004
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                $(1,023,886)          $   192,577
  Adjustments to reconcile net income (loss) to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                                      43,113                 9,403
     Equity in earning of investee                                      10,654                     0
     Loss on disposal of assets                                         82,260                     0
     (Gain) loss on foreign currency exchange                            8,258                 2,823
     Translation adjustment                                             21,726               (73,968)
     Decrease (Increase) in receivables                                360,823            (2,315,935)
     Decrease (Increase) in inventory                                   29,513              (278,618)
     Decrease (Increase) in other receivables                          (54,498)             (360,089)
     Decrease (Increase) in prepaid expenses                          (231,042)             (654,266)
     Decrease (Increase) in deposit                                    (31,212)              174,380
     Decrease (Increase) in other current assets                       (10,829)              705,647
     (Decrease) Increase in accounts payable
      and accrued expenses                                            (168,962)            3,191,123
     (Decrease) Increase in deferred revenue                            (5,693)             (292,538)
     (Decrease) Increase in deposits payable                                 0                  (105)
                                                                   -----------           -----------
      Total Adjustments                                                 54,111               107,857
                                                                   -----------           -----------
      Net cash  (used in) provided by operations                      (969,775)              300,434
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                                   369,042                     0
  Purchase of furniture and equipment                                        0               (22,093)
                                                                   -----------           -----------
      Net cash (used in) provided by investing activities              369,042               (22,093)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable                                          (1,579,160)           (1,196,547)
  Payment of loan from related party                                    (6,293)               (5,824)
  Loan from related party                                                    0                20,600
  Issuance of short-term debt                                        1,494,868               899,282
                                                                   -----------           -----------
      Net cash (used in) financing activities                          (90,585)             (282,489)
                                                                   -----------           -----------

Net change in cash and cash equivalents                               (691,318)               (4,148)
                                                                   -----------           -----------

Cash and cash equivalents at beginning of period                     2,010,644             1,148,457
                                                                   -----------           -----------

Cash and cash equivalents at end of period                         $ 1,319,326           $ 1,144,309
                                                                   ===========           ===========
Supplemental cash flows disclosures:
  Income tax payments                                              $         0           $         0
                                                                   -----------           -----------
  Interest payments                                                $    38,398           $    17,090
                                                                   -----------           -----------
Non cash transaction:
  Conversion of debt to equity                                     $         0           $ 1,680,329
                                                                   -----------           -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           March 31, 2005        December 31, 2004
                                                           --------------        -----------------
                                                             (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                              27,500,000             25,000,000
  Common stock issued                                                  0              2,500,000
                                                            ------------           ------------
  Balance at end of period                                    27,500,000             27,500,000
                                                            ============           ============
Common stock, par value $.001
  Balance at beginning of year                              $     27,500           $     25,000
  Common stock issued                                                  0                  2,500
                                                            ------------           ------------
  Balance at end of period                                        27,500                 27,500
                                                            ------------           ------------
Additional paid in capital
  Balance at beginning of year                                 5,937,946              4,260,117
  Issuance of stock                                                    0              1,677,829
                                                            ------------           ------------
  Balance at end of period                                     5,937,946              5,937,946
                                                            ------------           ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of year                                   142,453                 29,663
  Foreign currency translation                                    48,099                112,790
                                                            ------------           ------------
  Balance at end of period                                       190,552                142,453
                                                            ------------           ------------
Retained (deficits)
  Balance at beginning of year                                  (712,383)               252,277
  Net income (loss)                                           (1,023,886)              (964,660)
                                                            ------------           ------------
  Balance at end of period                                    (1,736,269)              (712,383)
                                                            ------------           ------------

Total stockholders' equity at end of period                 $  4,419,729           $  5,395,516
                                                            ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


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

On November 14, 2002, City Network Technology, Inc. became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, dated November 14, 2004 and was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.


The Company designs, manufactures and markets a comprehensive line of broadband communication and wireless Internet access product and solutions. The Company's product lines are used in residential building and hospitality markets and include the simple DSL bridge/ modem for the home and small business user.

On December 16, 2004, the Company changed its fiscal year end from February 28 to December 31.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented.
Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Basis of Consolidation - The consolidated financial statements for 2004 include the accounts of City Network, Inc., it's wholly owned subsidiary City Network Technology, Inc. and its wholly owned subsidiaries, City Network, Inc. - Taiwan and City Construction Co., Ltd. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition - Revenue from sales of products to customers is recognized upon shipment or when title passes to customers based on the terms of the sales and is recorded net of returns, discounts, and allowances.

Cash and Cash Equivalents - Cash equivalents are stated at cost. Cash equivalents are highly liquid investments readily convertible into cash with an original maturity of three months or less and consist of time deposits with commercial banks.

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts on a case-by-case basis when it believes the required payment of specific amounts owed is unlikely to occur after a review of historical collection experience, subsequent collections, and management's evaluation of existing economic conditions.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements; maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization are removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

               Furniture and Fixtures                 5 years
               Equipment                              5 years
               Computer Hardware and Software         3 years
               Building and Improvements             50 years

Intangible Assets - Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended March 31, 2005.

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

Inventory - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of March 31, 2005, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies - Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of March 31, 2005, there are no matters that warrant disclosure in the financial statements.

Advertising - Advertising costs are expensed in the period incurred.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share - Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented, but are not calculated as part of the earnings per share.

Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes, because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 "Accounting for Income Taxes".

Exchange Gain (Loss) - As of March 31, 2005 and 2004, the transactions of City Network, Inc. - Taiwan and City Construction Co., Ltd. were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD") at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment - As of March 31, 2005 and 2004, the accounts of City Network, Inc. - Taiwan and City Construction Co., Ltd. were maintained, and their financial statements were expressed, in NTD. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

As of March 31, 2005 and 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03149 and NTD$1=USD$0.03149, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.02979 and NTD$1=USD$0.03149, respectively. Total translation adjustment recognized for the period ended March 31, 2005 is $194,658.

New Accounting Pronouncements - In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This
interpretation of Accounting Research Bulletin No. 51, requires companies to consolidate the operations of all variable interest entities ("VIE's") for which they are the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN46 and FIN 46R had no material impact on the Company's financial statements.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 3 - CONCENTRATION

The Company had ten major customers during the three months ended March 31, 2005. Those customers comprise 85.3% of the total sales during the three months ended March 31, 2005. Sales to these customers were approximately $1,033,596. Included in accounts receivable is $395,939 from these customers as of March 31, 2005.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
(CDIC). As of March 31, 2005 and 2004, there were no uninsured portions of the balances held at the bank.

Note 5 - FIXED ASSETS

Fixed assets consist of the following:

                                        March 31, 2005         December 31, 2004
                                        --------------         -----------------
     Land                                $ 1,774,623              $ 1,916,328
     Building                                     --                  283,977
     Machinery and equipment                 372,189                  430,880
     Furniture and fixtures                  143,655                  143,655
                                         -----------              -----------

                                         $ 2,290,467              $ 2,774,840

     Accumulated depreciation               (162,698)                (187,968)
                                         -----------              -----------

                                         $ 2,127,769              $ 2,586,872
                                         ===========              ===========

Note 6 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                        March 31, 2005         December 31, 2004
                                        --------------         -----------------
     Trademarks                          $     2,150              $     2,150
     Intangible asset                      1,000,000                1,000,000
                                         -----------              -----------

                                         $ 1,002,150              $ 1,002,150

     Accumulated depreciation                (56,482)                 (39,285)
                                         -----------              -----------

                                         $   945,668              $   962,865
                                         ===========              ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


Note 7 - COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2005 vacation liability exists in the amount of $3,293.

Note 8 - COMMITMENTS

A Best Information Technology, Inc. - City Network, Inc. - Taiwan, signed an agreement with A Best Information Technology, Inc. in 2002 for the exclusive right to sell A Best Information's products. The rights are perpetual and transferable. The Company paid $1,000,000 for these rights.

Reseller Agreements - City Network, Inc. - Taiwan has several signed reseller agreements with various customers. These resellers are given special sales prices and are paid commissions for their sales orders.

Co-Construction Agreement - In April 2004, City Construction Co., Ltd. entered into a Co-Construction Agreement with another company in Taipei, Taiwan. Under the Agreement, the Company will finance, construct and own 60% of the building project. The Company has not yet begun construction on the building.

Operating Leases - The Company leases s office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $12,116 for the three months ended March 31, 2005. The Company has future minimum lease obligations as follows:

                            2005        $21,452

Note 9 - LONG-TERM INVESTMENT

On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500.
Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of March 31, 2005 the Company recognized a $10,654 loss from their acquisition.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 10 - DEBT

At March 31, 2005, the Company had notes payable outstanding in the aggregate amount of $3,388,219. Payable as follows:

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     April 9, 2005                                                $  595,161

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     April 9, 2005                                                    59,920

     Note   payable  to  a  bank  in  Taiwan,
     interest  at  4.48%  per  annum,  due by
     April 10, 2005                                                   55,364

     Note   payable  to  a  bank  in  Taiwan,
     interest  at  4.48%  per  annum,  due by
     April 11, 2005                                                   77,061

     Note   payable  to  a  bank  in  Taiwan,
     interest  at  3.35%  per  annum,  due by
     April 22, 2005                                                  122,684

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.708% per annum, due by May
     3, 2005                                                          13,736

     Note   payable  to  a  bank  in  Taiwan,
     interest at 4.48% per annum,  due by May
     29, 2005                                                        235,060

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by June
     22, 2005                                                         80,056

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by June
     24, 2005                                                         39,687

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by June
     24, 2005                                                        264,649

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 10 - DEBT (CONTINUED)

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     June 29, 2005                                                   859,677

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by July
     11, 2005                                                         96,912

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     July 15, 2005                                                    44,783

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     July 27, 2005                                                    31,027

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     October 5, 2005                                                 503,840

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     February 13, 2006                                               125,960

     Note payable to a corporation in Taiwan,
     interest  at 6.265%  per  annum,  due by
     November 20, 2005, personally guaranteed
     by an office of the Company                                     182,642


     Total                                                         3,388,219

     Current portion                                              $3,388,219
                                                                  ----------

     Long-term portion                                            $       --
                                                                  ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of March 31, 2005, the Company has a non interest-bearing loan from Tiao-Tsan Lai, the Company's Chief Executive Officer and Chairman, in the amount of $73,790. Mr. Lai has also personally guaranteed a note payable of the Company in the amount of $477,953. As of March 31, 2005, the balance for the note was approximately $182,642.

Note 12 - LITIGATION

As of March 31, 2005, City Network - Taiwan was involved in two separate litigations related to a sales agreement that involved a vendor and a customer. The sales agreement provided that City Network - Taiwan would not pay the vendor until such time City Network - Taiwan received payment from the customer. The customer in August 2004 closed business and did not pay the remaining balance due to City Network - Taiwan. City Network - Taiwan has filed litigation against the customer for fraud. The vendor has filed a lawsuit against City Network -Taiwan requesting payment. Both cases are pending court proceedings. City Network - Taiwan was ordered by the court to put up a guarantee bond temporarily to fight against the vendor. As of May 19, 2005, no decision has been made on either case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, including but not limited to the following:

     * our ability to raise funds in the future through public or private financings;
     *    the timing of our introduction of products or product enhancements;
     * our ability to manage costs associated with our product or technology acquisitions;
     * our ability to keep pace with rapidly changing technology, evolving industry standards and new product and services in our industry;
     *    customers' acceptance of our product designs;
     * our ability to integrate businesses, products and technologies and in joint ventures and strategic relationships with other companies;
     * our business expenses being greater than anticipated due to competitive factors or unanticipated developments;
     * changes in political and economic conditions in the Asian and European countries where we do business;
     *    our ability to retain management and key personnel;
     * our ability to protect our developed technologies, know-how, trademarks and related intellectual properties; and
     * our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

BACKGROUND OF THE COMPANY

     City Network, Inc. ("City Network," "we," "our" or "us") was incorporated on August 8, 1996 as Investment Agents, Inc. under the laws of the State of Nevada. City Network Technology, Inc. ("CNT") was incorporated under the laws of the British Virgin Islands on March 1, 2002. On November 14, 2002, CNT became a wholly owned subsidiary of our company through an Exchange Agreement, dated November 14, 2002 and amended on December 11, 2002, whereby our company acquired all of the issued and outstanding capital stock of CNT in exchange for 12,000,000 shares of common stock of our company, which represented 49% of our issued and outstanding stock at that time. In connection with the exchange and change in control, the name of our company was changed from Investment Agents, Inc. to City Network, Inc. the officers and directors of City Network resigned and new officers and directors were appointed. Upon the effective date of the exchange and change in control, we ceased our relationship with the company for whom we previously acted as referral agent.

     CNT owns all of the issued and outstanding common stock of City Network, Inc.-Taiwan, which was incorporated under the laws of the Republic of China on September 6, 1994, and all of the issued and outstanding common stock of company of City Construction Co., Ltd., which was incorporated under the laws of Republic of China on October, 10, 2003.

     On December 16, 2004, our board of directors determined to change our fiscal year end from February 28 to December 31.

CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

     NET SALES. Net sales for the three months ended March 31, 2005 were $1,293,350 compared to $6,287,093 for the three months ended March 31, 2004. The decrease in net sales for the three months ended March 31, 2005 was due to a decrease in demand for our old products. Our new products, introduced in 2004, are in the early stages of selling.

     We design, manufacture and market a comprehensive line of broadband communication and wireless Internet access solutions, including home PNA and xDSL broadband access equipment and related accessories, which comprise our older, established products. In 2004 we introduced new products such as VoIP, GSP and wireless Internet access products.

     We believe that an increase in competition over the market for our older products has contributed to a decline in the unit price of those products. Additionally, we believe that the introduction of more technologically advanced products to the marketplace have diminished consumer demand for our older products. We intend to continue upgrading our older products to meet customer expectations.

     We believe that sales for our new products, such as VoIP and GSP products, can increase with improved brand name recognition and increased sales channels. We intend to promote and market our new products to improve brand name recognition as well as work on increasing sales channels.

     COST OF SALES. Cost of sales for the three months ended March 31, 2005 was $1,255,040 or 97.0% of net sales, as compared to $5,697,879 or 90.6% of net sales, during the three months ended March 31, 2004. The decrease in cost of sales is associated with the decrease in sales. The decrease in our cost of sales as a percentage of net sales is attributable to a decrease in the sale price of our old products, which we believe is due to an increase in competitors selling the old products, while the cost of producing such products has remained constant.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $323,145, or 25.0% of net sales, for the three months ended March 31, 2005, as compared to $382,440 or 6.1% of net sales, for the three months ended March 31, 2004. The decrease was due to the decrease in sales and an associated decrease in related expenses. The decrease in general and administrative expenses as a percentage of net sales is attributable to fixed overhead costs which remain constant for all levels of sales.

     INCOME (LOSS) FROM OPERATIONS. Loss from operations for the three months ended March 31, 2005 was $(284,835), compared to income from operations for the three months ended March 31, 2004 of $206,774. The loss from operations for the three months ended March 31, 2005 compared with income from operations for the three months ended March 31, 2004 was due to a decrease in sales without a proportionate decrease in the cost of sales and general and administrative expenses.

     OTHER (INCOME) EXPENSE. Other (income) expense was $739,051 for the three months ended March 31, 2005, as compared to $14,197 for the three months ended March 31, 2004. This increase in other expense was the result of additional reserves made on accounts receivable and losses we incurred on the sale of fixed assets in the three months ended March 31, 2005.

     NET INCOME (LOSS). Net income (loss) for three months ended March 31, 2005 was $(1,023,886) compared to income of $192,577 for the three months ended March 31, 2004. The net loss for the three months ended March 31, 2005 compared with income for the three months ended March 31, 2004 was due to the reasons described above, including the additional reserves made on accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005 and December 31, 2004, we had cash and cash equivalents of $1,319,326 and $2,010,644, respectively. Our current assets totaled $5,390,306 at March 31, 2005 as compared to $6,186,420 at December 31, 2004. Our total current liabilities were $6,637206 at March 31, 2005 as compared to $6,656,116 at December 31, 2004. Working capital at March 31, 2005 was $(1,246,900) and $(469,696) at December 31, 2004. For the three months ended March 31, 2005, total cash used in operations was $(969,775) as compared to net cash provided by operations of $300,434 during the same period in 2004. Net cash used in financing activities was $(90,585), which consisted of the payment on notes payable and issuance of short-term debt, as compared with net cash used in financing activities of $(282,489) during the three months ended March 31, 2004.

     We deployed a large amount of cash in the three months ended March 31, 2005 for developing new products. Therefore there is a deficiency in working capital at the end of such period. We have, however, begun selling our new products on a large scale since March 31, 2005.

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

     We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or investment. Several potential investors have already shown their interest to invest in our company. As of March 31, 2005, the amount of committed funds was $2,400,000. An additional $1,800,000 is still required.

     Our liquidity is currently dependent on our ability to strengthen our accounts receivable collection time period and our ability to continue to raise cash from financing sources to fund our expansion. Our short-term and long-term liquidity may be influenced by uncollected accounts receivables. If the amount of bad debt is high, it will severely affect our ability to continue operations. Therefore, we are taking precautions to manage this risk, including diversifying its customer base and controlling credit risk through credit approvals, credit limits and monitoring procedures. There can be no assurance that these measures will prove successful. Our inability to manage this risk will have a material adverse effect upon its business, financial condition and results of operations.

     CAPITAL EXPENDITURES. Total capital expenditures during the three months ended March 31, 2005 were $0 compared to $22,093 for the three months ended March 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

     There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are presently involved in litigation with two Taiwanese companies, Rong-Dian Co., a vendor, and Hwa-Ching Co., a customer. We entered into a purchase agreement, dated June 4, 2004, with Rong-Dian Co. and Hwa-Ching Co. The purchase agreement provided that we would not pay Rong-Dian Co. unless Hwa-Ching Co. paid us. In August 2004, Hwa-Ching Co. closed down suddenly, with a remaining accounts payable balance outstanding to us.

     In August 2004, we filed a lawsuit against Yune-Chang Tsuo, the owner of Hwa-Ching Co. in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. We are seeking the amount of New Taiwan Dollars ("NTD") 27.0 million, or approximately $900,000. This case is currently in the investigation stage.

     In October 2004 Rong-Dian Co. filed a lawsuit against us in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for the purchase agreement. Rong-Dian Co. is seeking NTD40.0 million, or approximately $1.2 million. Rong-Dian Co. has asked the court to hold our land, buildings and cash in bank accounts in custody to prevent our use of those assets pending the resolution of the case. We have resisted Rong-Dian Co.'s custody action on our assets and have been required by the court to put up a temporary guarantee bond in the amount of approximately NTD40.2 million, or approximately 1.2 million, as we fight the custody action. This case is currently in the pleading stage.

     Our failure to satisfactory resolve these two cases may have a material impact on our business, financial condition and results of operations. We have taken a reserve for accounts receivable for the above described legal proceedings.

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

                               CITY NETWORK, INC.


Dated: May 23, 2005                  By: /s/ Tiao-Tsan Lai
                                        ---------------------------------
                                        Tiao-Tsan Lai
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Dated: May 23, 2005                  By: /s/ Yun-Yi Tseng
                                        ---------------------------------
                                        Yun-Yi Tseng
                                        Chief Financial Officer
                                        (Principal Financial Officer)