Form 10KSB/A
period 2004-12-31
CITY NETWORK INC
filed 2005-07-06
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                (Amendment No. 1)

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

As of June 30, 2005, there were 27,500,000 shares of the registrant's common stock, $0.001 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer was approximately $5,676,500 based on the closing price of $.25 per share on June 29, 2005, as reported by the American Stock Exchange.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

                                EXPLANATORY NOTE

This Amendment No. 1 to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004 amends Part II, Item 7 by replacing the independent auditor's report. No other changes are made to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

     Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-20 hereof.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-KSB/A.

     1.   The  following   financial   statements  of  our  company,   with  the
          independent auditor's report, are filed as part of this Form 10-KSB/A:

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

     3.1 (2)      Articles of Incorporation

     3.2 (2)      Certificate of Amendment to Articles of Incorporation

     3.3 (3)      Certificate of Amendment of the Articles of Incorporation

     3.4 (4)      Amended and Restated Bylaws

     14.1 (5)     Code of Ethics

     21.1 (4)     Subsidiaries

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Previously filed with the SEC as an Exhibit to City Network's Form 8-K filed March 5, 2003, and incorporated herein by reference.
(2) Previously filed with the SEC as an Exhibit to City Network's Form SB-2 filed May 18, 2001, and incorporated herein by reference.
(3) Previously filed with the SEC as an Exhibit to City Network's Proxy Statement filed March 21, 2003, and incorporated herein by reference.
(4) Previously filed with the SEC as an Exhibit to City Network's Annual Report on Form 10-KSB filed April 15, 2005, and incorporated herein by reference.
(5) Previously filed with the SEC as an Exhibit to City Network's Annual Report on Form 10-KSB filed June 16, 2003, and incorporated herein by reference.

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


                                   CITY NETWORK, INC.

Date: June 30, 2004                By: /s/ Tiao-Tsan Lai
                                      --------------------------------------
                                      Tiao-Tsan Lai
                                      Chief Executive Officer

Date: June 30, 2004                By: /s/ Yun-Yi Tseng
                                      --------------------------------------
                                      Yun-Yi Tseng
                                      Chief Financial Officer

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

Consolidated Statements of Income                                       F-4

Consolidated Statements of Cash Flow                                    F-5

Consolidated Statements of Changes in Stockholders' Equity              F-6

Notes to Consolidated Financial Statements                              F-7

                           LICHTER, YU AND ASSOCIATES
                          Certified Public Accountants

                       9191 Towne Centre Drive, Suite 406
                               San Diego, CA 92122
                                 (858) 320-2808


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of City Network, Inc.

We have audited the accompanying balance sheets of City Network, Inc. (the "Company") as of December 31, 2004 and February 29, 2004, and the related statements of income, stockholders' equity, and cash flows for the ten months ended December 31, 2004 and the year ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Network, Inc. as of December 31, 2004 and February 29, 2004, and the results of its operations and its cash flows for ten months ended December 31, 2004 and the year ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.


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