Form 10QSB
period 2005-06-30
CITY NETWORK INC
filed 2005-08-22
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  June 30, 2005

                                       or

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the close of business on August 19, 2005 was 32,967,183.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION.............................................   2

     Item 1. Financial Statements.........................................   2

     Item 2. Management's Discussion and Analysis.........................  17

     Item 3. Controls And Procedures......................................  21

PART II. OTHER INFORMATION................................................  22

     Item 1. Legal Proceedings............................................  22

     Item 2. Changes in Securities and Use of Proceeds....................  22

     Item 3. Defaults Upon Senior Securities..............................  22

     Item 4. Submission of Matters to a Vote of Security Holders..........  22

     Item 5. Other Information............................................  22

     Item 6. Exhibits and Reports on Form 8-K.............................  22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CITY NETWORK, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30, 2005       December 31, 2004
                                                            -------------       -----------------
                                                             (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                 $    696,789           $  2,010,644
  Investment                                                      72,931                      0
  Accounts receivable, net                                     2,622,809              3,333,990
  Inventory                                                      783,129                732,027
  Other receivables                                               22,816                  6,863
  Prepaid expenses                                               511,715                102,896
                                                            ------------           ------------
      Total Current Assets                                     4,710,189              6,186,420
                                                            ------------           ------------

Fixed Assets, net                                              2,265,830              2,586,872
                                                            ------------           ------------
      Total Fixed Assets                                       2,265,830              2,586,872
                                                            ------------           ------------
Other Assets
  Deposits                                                     1,791,459              1,724,542
  Construction in progress                                        30,316                      0
  Trademarks                                                       1,740                  1,812
  Equity in net assets of affiliated company                     818,885                829,008
  Intangible assets                                              926,730                961,053
  Other assets                                                    20,459                  8,255
                                                            ------------           ------------
      Total Other Assets                                       3,589,589              3,524,670
                                                            ------------           ------------

Total Assets                                                $ 10,565,608           $ 12,297,962
                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                     $  3,170,847           $  3,335,286
  Due to related party                                           100,344                 80,083
  Deferred revenue                                                48,368                 14,566
  Current portion, long-term debt                              2,773,548              3,226,181
                                                            ------------           ------------

      Total Current Liabilities                                6,093,107              6,656,116

Long-term debt, net of current portion                                 0                246,330
                                                            ------------           ------------

         Total Liabilities                                     6,093,107              6,902,446
                                                            ------------           ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 27,500,000 issued and outstanding                  27,500                 27,500
  Additional paid in capital                                   5,937,946              5,937,946
  Cumulative foreign-exchange translation adjustment             363,044                142,453
  Retained earnings                                           (1,855,989)              (712,383)
                                                            ------------           ------------
      Total Stockholders' Equity                               4,472,501              5,395,516
                                                            ------------           ------------

      Total Liabilities and Stockholders' Equity            $ 10,565,608           $ 12,297,962
                                                            ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                 ------------------------------     ------------------------------
                                                   June 30,          June 30,         June 30,          June 30,
                                                     2005              2004             2005              2004
                                                 ------------      ------------     ------------      ------------
Sales, net                                       $  3,599,366      $  5,943,514     $  4,892,716      $ 12,230,607

Cost of sales                                       3,377,970         5,599,690        4,633,010        11,297,569
                                                 ------------      ------------     ------------      ------------
      Gross profit                                    221,396           343,824          259,706           933,038

General and administrative expenses                   376,241           467,480          699,386           849,920
                                                 ------------      ------------     ------------      ------------

      Income (loss) from operations                  (154,845)         (123,656)        (439,680)           83,118
                                                 ------------      ------------     ------------      ------------
Other (Income) Expense
  Interest income                                      (1,688)             (890)          (2,087)           (1,018)
  Rental income                                       (47,910)           (7,900)         (95,580)          (11,054)
  Commission income                                   (31,870)               (2)         (35,791)           (1,181)
  (Gain) loss on currency exchange                      4,977            (3,029)          13,235              (206)
  Other income                                        (20,371)          (53,710)         (56,239)          (54,965)
  Reserve for bad debt                                 11,154            49,688          696,154            49,688
  Equity in earnings of investee                         (531)                0           10,123                 0
  Miscellaneous                                        10,318            51,553           12,657            51,553
  Loss on sale of fixed assets                         (2,280)                0           79,980                 0
  Interest expense                                     42,898            23,312           81,296            40,402
                                                 ------------      ------------     ------------      ------------
      Total Other (Income) Expense                    (35,303)           59,022          703,748            73,219
                                                 ------------      ------------     ------------      ------------

      Income (loss) before income taxes              (119,542)         (182,678)      (1,143,428)            9,899

Provison for income taxes                                 178            19,516              178            19,516
                                                 ------------      ------------     ------------      ------------

      Net income (loss)                          $   (119,720)     $   (202,194)    $ (1,143,606)     $     (9,617)
                                                 ============      ============     ============      ============
Net income (loss) per share (basic and diluted)
  Basic                                          $     (0.004)     $     (0.008)    $     (0.042)     $    (0.0004)
  Diluted                                        $     (0.004)     $     (0.008)    $     (0.042)     $    (0.0004)

Weighted average number of shares
  Basic                                            27,500,000        26,666,667       27,500,000        25,833,333
  Diluted                                          27,500,000        26,666,667       27,500,000        25,833,333

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                   -------------------------------
                                                                     June 30,            June 30,
                                                                       2005                2004
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                $(1,143,606)        $    (9,617)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                                      87,730              82,449
     Equity in earning of investee                                      10,123                   0
     Loss on disposal of assets                                         79,980                   0
     (Gain) loss on foreign currency exchange                           13,235                (206)
     Translation adjustment                                            192,578             (13,359)
     Decrease (Increase) in receivables                                711,181            (739,909)
     Decrease (Increase) in inventory                                  (51,102)           (839,993)
     Decrease (Increase) in other receivables                          (15,953)          1,035,968
     Decrease (Increase) in prepaid expenses                          (408,819)           (246,822)
     Decrease (Increase) in deposit                                    (66,917)            445,826
     Decrease (Increase) in other current assets                       (12,204)            183,462
     (Decrease) Increase in accounts payable
      and accrued expenses                                            (164,439)          1,232,347
     (Decrease) Increase in deferred revenue                            33,802            (425,749)
     (Decrease) Increase in deposits payable                                 0                   0
                                                                   -----------         -----------
        Total Adjustments                                              409,195             714,014
                                                                   -----------         -----------
        Net cash (used in) provided by operations                     (734,411)            704,397
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                                   397,222                   0
  Purchase on investment                                               (72,931)                  0
  Construction in progress                                             (30,316)                  0
  Purchase of fixed assets                                            (194,717)            (24,259)
                                                                   -----------         -----------

        Net cash (used in) provided by investing activities             99,258             (24,259)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable                                          (4,249,488)         (2,554,801)
  Payment of loan from related party                                    (6,293)         (1,524,926)
  Loan from related party                                               26,554             248,127
  Issuance of short-term debt                                        3,550,525           2,970,242
                                                                   -----------         -----------
     Net cash (used in) financing activities                          (678,702)           (861,358)
                                                                   -----------         -----------

Net change in cash and cash equivalents                             (1,313,855)           (181,220)
                                                                   -----------         -----------

Cash and cash equivalents at beginning of period                     2,010,644           1,148,457
                                                                   -----------         -----------

Cash and cash equivalents at end of period                         $   696,789         $   967,237
                                                                   ===========         ===========
Supplemental cash flows disclosures:
  Income tax payments                                              $       178         $    21,757
                                                                   -----------         -----------
  Interest payments                                                $    81,296         $    40,402
                                                                   -----------         -----------
Non cash transaction:
  Conversion of debt to equity                                     $         0         $ 1,680,329
                                                                   -----------         -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             June 30, 2005           December 31, 2004
                                                             -------------           -----------------
                                                                (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                                27,500,000               25,000,000
  Common stock issued                                                    0                2,500,000
                                                              ------------             ------------
     Balance at end of period                                   27,500,000               27,500,000
                                                              ------------             ------------
Common stock, par value $.001
  Balance at beginning of period                              $     27,500             $     25,000
  Common stock issued                                                    0                    2,500
                                                              ------------             ------------
     Balance at end of period                                       27,500                   27,500
                                                              ------------             ------------
Additional paid in capital
  Balance at beginning of period                                 5,937,946                4,260,117
  Issuance of stock                                                      0                1,677,829
                                                              ------------             ------------
     Balance at end of period                                    5,937,946                5,937,946
                                                              ------------             ------------
Cumulative foreign-exchange translation adjustment
  Balance at beginning of period                                   142,453                   29,663
  Foreign currency translation                                     220,591                  112,790
                                                              ------------             ------------
     Balance at end of period                                      363,044                  142,453
                                                              ------------             ------------
Retained (deficits)
  Balance at beginning of period                                  (712,383)                 252,277
  Net income (loss)                                             (1,143,606)                (964,660)
                                                              ------------             ------------
     Balance at end of period                                   (1,855,989)                (712,383)
                                                              ------------             ------------

Total stockholders' equity at end of period                   $  4,472,501             $  5,395,516
                                                              ============             ============

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

     On November 14, 2002, City Network Technology, Inc. became a wholly owned subsidiary of City Network, Inc. through an Exchange Agreement, dated November 14, 2002 and amended on December 4, 2002, whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc to the shareholders of City Network Technology, Inc.


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

     On December 16, 2004, the Company changed its fiscal year end from February 28 to December 31.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL INFORMATION - The accompanying financial statements have been prepared by City Network, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the ten months ended December 31, 2004.

     BASIS OF CONSOLIDATION - The consolidated financial statements for 2005 and 2004 include the accounts of City Network, Inc. and its wholly owned subsidiaries City Network Technology, Inc., City Network, Inc. - Taiwan and City Construction Co., Ltd. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

     Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

               Furniture and Fixtures                         5 years
               Equipment                                      5 years
               Computer Hardware and Software                 3 years
               Building and Improvements                      50 years

     INTANGIBLE ASSETS - Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the period ended June 30, 2005.

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

     INVENTORY - Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of June 30, 2005, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CONTINGENCIES - Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

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

     Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of June 30, 2005, there are no matters that warrant disclosure in the financial statements.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

     EXCHANGE GAIN (LOSS) - As of June 30, 2005 and 2004, the transactions of City Network, Inc. - Taiwan and City Construction Co., Ltd. were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD") at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     TRANSLATION ADJUSTMENT - As of June 30, 2005 and 2004, the accounts of City Network, Inc. - Taiwan and City Construction Co., Ltd. were maintained, and their financial statements were expressed, in NTD. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholder's equity are
     translated  at  the  historical   rates  and  income  statement  items  are
     translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

     As of June 30, 2005 and 2004 the exchange rates between NTD and the USD was NTD $1 = USD $0.03182 and NTD $1 = USD $0.02995, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD $0.03186 and NTD $1 = USD $0.02967, respectively. Total translation adjustment recognized for the period ended June 30, 2005 is $363,044.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 3 - CONCENTRATION

     The Company had ten major customers during the six months ended June 30, 2005. Those customers comprise 91% of the total sales during the six months ended June 30, 2005. Sales to these customers were approximately
     $4,449,227. Included in accounts receivable is $1,863,874 from these customers as of June 30, 2005.

NOTE 4 - CASH

     The Company maintains its cash balances at various banks in Taiwan and Hong Kong. All balances are insured by the Central Deposit Insurance Corporation
     (CDIC). As of June 30, 2005 and 2004, there were no uninsured portions of the balances held at the bank.

NOTE 5 - FIXED ASSETS

     Fixed assets consist of the following:

                                        June 30, 2005         December 31, 2004
                                        -------------         -----------------
     Land                                $ 1,774,623             $ 1,916,328
     Building                                     --                 283,977
     Machinery and equipment                 464,943                 430,880
     Furniture and fixtures                  198,182                 143,655
                                         -----------             -----------
                                         $ 2,437,748             $ 2,774,840

     Accumulated depreciation               (171,918)               (187,968)
                                         -----------             -----------

                                         $ 2,265,830             $ 2,586,872
                                         ===========             ===========

NOTE 6 - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                        June 30, 2005         December 31, 2004
                                        -------------         -----------------
     Trademarks                          $     2,150             $     2,150
     Intangible asset                      1,000,000               1,000,000
                                         -----------             -----------
                                         $ 1,002,150             $ 1,002,150

     Accumulated depreciation                (73,679)                (39,285)
                                         -----------             -----------

                                         $   928,471             $   962,865
                                         ===========             ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 7 - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years of employment with the Company. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2005 vacation liability exists in the amount of $1,498.

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

     CO-CONSTRUCTION AGREEMENT - In April 2004, City Construction Co., Ltd. entered into a Co-Construction Agreement with another company in Taipei, Taiwan. Under the Agreement, the Company will finance, construct and own 60% of the building project. The Company has begun construction on the building.

     OPERATING LEASES - The Company leases office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $12,116 for the three months ended June 31, 2005. The Company has future minimum lease obligations as follows:

                             2005         $22,910
                             2006          45,821
                                          -------
                             Total        $68,731
                                          =======

NOTE 9 - LONG-TERM INVESTMENT

     On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of June 30, 2005 the Company recognized a $10,123 loss from their acquisition.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 10 - DEBT

     At June 30, 2005 and 2004, the Company had notes payable outstanding in the aggregate amount of $2,773,548 and $3,472,511, respectively. Payable as follows:

                                        June 30, 2005                                          December 31, 2004
                                        -------------                                          -----------------
Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.828% per annum,  due
by July 31, 2005                         $  25,456       by February 13, 2005                       $ 125,120

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by August 26, 2005                          60,458       by February 15, 2005                          60,761

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by September 8, 2005                        41,495       by March 2, 2005                              35,121

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest  at 3.35% per annum,  due                       interest at 3.616% per annum,  due
by September 15, 2005                      409,670       by March 8, 2005                             141,511

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest  at 3.35% per annum,  due                       interest at 3.616% per annum,  due
by September 15, 2005                       69,049       by March 10, 2005                            196,563

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by September 23, 2005                       56,651       by March 11, 2005                             13,085

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest  at 3.26% per annum,  due
by September 23, 2005                      352,553       by March 11, 2005                            312,752

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by September 30, 2005                      309,782       by March 15, 2005                             43,498

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest  at 4.42% per annum,  due
by October 12, 2005                        260,606       by March 15, 2005                             68,004

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest  at 4.42% per annum,  due
by October 25, 2005                        418,155       by March 29, 2005                            246,921

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 10 - DEBT (continued)

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by October 26, 2005                         28,363       by April 9, 2005                             591,192

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by October 5, 2005                         503,840       by April 9, 2005                              53,895

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due         125,960       interest at 3.616% per annum,  due
by February 13, 2006                                     by April 9, 2005                              59,521

Note payable to a  corporation  in                       Note  payable to a bank in Taiwan,
Taiwan,  interest  at  6.265%  per         111,510       interest  at 4.42% per annum,  due
annum,  due by November  20, 2005,                       by April 10, 2005                             54,995
personally    guaranteed   by   an
officer of the Company                                   Note  payable to a bank in Taiwan,
                                                         interest  at 4.42% per annum,  due
                                                         by April 11, 2005                             76,548

                                                         Note  payable to a bank in Taiwan,
                                                         interest  at 3.26% per annum,  due
                                                         by April 22, 2005

                                                         Note  payable to a bank in Taiwan,
                                                         interest  at 4.42% per annum,  due
                                                         by May 29, 2005

                                                         Note  payable to a bank in Taiwan,
                                                         interest at 3.616% per annum,  due
                                                         by October 8, 2005

                                                         Note payable to a  corporation  in
                                                         Taiwan,  interest  at  6.265%  per
                                                         annum,  due by November  20, 2005,
                                                         personally    guaranteed   by   an
                                                         officer   of  the   Company                  256,496

                                                         Note  payable to a bank in Taiwan,
                                                         interest at 3.175% per annum,  due
                                                         by May 29, 2016                              280,689
                                       -----------                                                -----------

Total                                    2,773,548       Total                                      3,472,511

Current portion                        $ 2,773,548       Current portion                          $ 3,226,181
                                       -----------                                                -----------

Long-term portion                      $        --       Long-term portion                        $   246,330
                                       ===========                                                ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 11 - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

     As of June 30, 2005, the Company has a non interest-bearing loan from Tiao-Tsan Lai, the Company's Chief Executive Officer and Chairman, in the amount of $100,344. Mr. Lai has also personally guaranteed a note payable of the Company in the amount of $477,953. As of June 30, 2005, the balance for the note was approximately $111,510.

NOTE 12 - LITIGATION

     As of June 30, 2005, City Network - Taiwan was involved in two separate litigations related to a sales agreement that involved a vendor and a customer. The sales agreement provided that City Network - Taiwan would not pay the vendor until such time City Network - Taiwan received payment from the customer. The customer in August 2004 closed business and did not pay the remaining balance due to City Network - Taiwan. City Network - Taiwan has filed litigation against the customer for fraud. The vendor has filed a lawsuit against City Network - Taiwan requesting payment. Both cases are pending court proceedings. City Network - Taiwan was ordered by the court to put up a guarantee bond temporarily to fight against the vendor. As of July 5, 2005, the Company has settled both cases.

NOTE 13 - GOING CONCERN

     The Company has suffered recurring losses from operations, cash deficiencies and the ability to meets its maturing obligations without selling operating assets or restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern.

     Management has prepared the following statement to address these and other concerns:

     The Company is currently engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or investment. See note 14 to the financial statements.

NOTE 14 - SUBSEQUENT EVENTS

     On August 10, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Highgate House Funds, Ltd. ("Highgate House"), a Securities Equity Distribution Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), an affiliate of Highgate House, and related agreements.

     Under the terms of the Securities Purchase Agreement, the Company will issue secured convertible debentures (the "Notes") in the aggregate principal amount of $250,000 to Highgate House. $125,000 in principal amount of the Notes were issued on August 17, 2005 (the "First Closing Date"). $125,000 in principal amount of the Notes will be issued at a later closing date.

     Simultaneously with the Company's entry into the Securities Purchase Agreement, the Company entered into the Securities Equity Distribution Agreement (the "SEDA") whereby the Company may, over twenty-four months after the date of the agreement, issue and sell its common stock to Cornell Capital in $300,000 installments (each an "Advance") totaling up to $15,000,000, subject to the terms of the SEDA. The Company's ability to issue and sell common stock pursuant to the SEDA remains subject to, and the Company intend to obtain, (1) the effectiveness of a registration statement covering such shares of common stock, (2) stockholder approval of the issuance of such shares of common stock, and (3) approval by the American Stock Exchange for the additional listing of such shares of common stock. Additionally, any availability under the SEDA will be subject to the Company's continued compliance with the terms of the SEDA.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

     NET SALES. Net sales for the three months ended June 30, 2005 were $3,599,366 compared to $5,943,514 for the three months ended June 30, 2004. The decrease in net sales for the three months ended June 30, 2005 was due to a decrease in demand for our old products. Our new products, introduced in 2004, are in the early stages of selling. During the three months ended June 30, 2005, the sales volume for our new products was low compared to the sales volume for our old products. We have, however, increased net sales in the second quarter of 2005 over net sales in the first quarter of 2005, primarily due to an increase in sales of our new products.

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

     We believe that sales for our new products, such as VoIP and GSP products, can increase with improved brand name recognition and increased sales channels. We had higher sales of the new products in the second quarter of 2005 compared to the first quarter of 2005, but we have not reached our goals in sales volume for the new products. We intend to continue promoting and marketing our new products to improve brand name recognition as well as work on increasing sales channels.

     COST OF SALES. Cost of sales for the three months ended June 30, 2005 was $3,377,970 or 93.8% of net sales, as compared to $5,599,690 or 94.2% of net sales, during the three months ended June 30, 2004. The decrease in cost of sales is associated with the decrease in sales. The decrease in the cost of sales as a percentage of revenue is due to the higher gross margin of new products, as compared to the gross margin on our old products sold in 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $376,241, or 10.5% of net sales, for the three months ended June 30, 2005, as compared to $467,480 or 7.9% of net sales, for the three months ended June 30, 2004. The decrease was due to the decrease in sales and an associated decrease in related expenses. The increase in general and administrative expenses as a percentage of net sales is attributable to fixed overhead costs which remain constant for all levels of sales.

     LOSS FROM OPERATIONS. Loss from operations for the three months ended June 30, 2005 was $(154,845), compared to loss from operations for the three months ended June 30, 2004 of $(123,656). The increase in loss from operations for the three months ended June 30, 2005 compared with loss from operations for the three months ended June 30, 2004 was due to a decrease in sales without a proportionate decrease in the cost of sales and general and administrative expenses.

     OTHER (INCOME) EXPENSE. Other (income) expense was $(35,303) for the three months ended June 30, 2005, as compared to $59,022 for the three months ended June 30, 2004. This change was the result of additional income recognized on rent and export sales commissions received in the three months ended June 30, 2005.

     NET LOSS. Net loss for three months ended June 30, 2005 was $(119,542) compared to net loss of $(182,678) for the three months ended June 30, 2004. The decrease in net loss was due to the reasons described above.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

     NET SALES. Net sales for the six months ended June 30, 2005 were $4,892,716 compared to $12,230,607 for the six months ended June 30, 2004. The decrease in net sales for the six months ended June 30, 2005 was due to a decrease in demand for our old products. Our new products, introduced in 2004, are in the early stages of selling.

     COST OF SALES. Cost of sales for the six months ended June 30, 2005 was $4,633,010 or 94.7% of net sales, as compared to $11,297,569 or 92.4% of net sales, during the six months ended June 30, 2004. The decrease in cost of sales is associated with the decrease in sales. The decrease in our cost of sales as a percentage of net sales is attributable to a decrease in the sale price of our old products, which is due to increased competition in the market for our old products, while the cost of producing such products has remained constant.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $699,386, or 14.3% of net sales, for the six months ended June 30, 2005, as compared to $849,920 or 6.9% of net sales, for the six months ended June 30, 2004. The decrease was due to the decrease in sales and an associated decrease in related expenses. The increase in general and administrative expenses as a percentage of net sales is attributable to fixed overhead costs which remain constant for all levels of sales.

     INCOME (LOSS) FROM OPERATIONS. Loss from operations for the six months ended June 30, 2005 was $(439,680), compared to income from operations for the six months ended June 30, 2004 of $83,118. The loss from operations for the six months ended June 30, 2005 compared with income from operations for the six months ended June 30, 2004 was due to a decrease in sales without a proportionate decrease in the cost of sales and general and administrative expenses.

     OTHER EXPENSE. Other expense was $703,748 for the six months ended June 30, 2005, as compared to $73,219 for the six months ended June 30, 2004. This increase in other expense was the result of additional reserves made on accounts receivable and losses we incurred on the sale of fixed assets, offset by additional income recognized on rent and export sales commissions.

     NET LOSS. Net loss for six months ended June 30, 2005 was $(1,143,606) compared to income of $(9,617) for the six months ended June 30, 2004. The net loss for the three months ended June 30, 2005 compared with income for the three months ended June 30, 2004 was due to the reasons described above, including the additional reserves made on accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005 and December 31, 2004, we had cash and cash equivalents of $696,789 and $2,010,644, respectively. Our current assets totaled $4,710,189 at June 30, 2005 as compared to $6,186,420 at December 31, 2004. Our total current liabilities were $6,093,107 at June 30, 2005 as compared to $6,656,116 at December 31, 2004. Working capital at June 30, 2005 was $(1,382,918) and $(469,696) at December 31, 2004. For the six months ended June 30, 2005, total cash used in operations was $(734,411) as compared to net cash provided by operations of $704,397 during the same period in 2004. Net cash used in financing activities was $(678,702), which consisted of the payment on notes payable and issuance of short-term debt, as compared with net cash used in financing activities of $(861,348) during the six months ended June 30, 2004.

     We deployed a large amount of cash in the six months ended June 30, 2005 for developing new products. Therefore there is a deficiency in working capital at the end of such period. We have, however, increased the sales of our new products in the second quarter of 2005 as compared to the first quarter of 2005.

     Our operations and short term financing do not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

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

     CAPITAL EXPENDITURES. Total capital expenditures during the six months ended June 30, 2005 were $194,717 compared to $24,259 for the six months ended June 30, 2004. We currently have no plans or commitments for significant equipment acquisitions or capital expenditures.

RECENT DEVELOPMENTS

     On August 10, 2005, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Highgate House Funds, Ltd. ("Highgate House"), a Securities Equity Distribution Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), an affiliate of Highgate House, and related agreements.

     Under the terms of the Securities Purchase Agreement, we will issue secured convertible debentures (the "Notes") in the aggregate principal amount of $250,000 to Highgate House. $125,000 in principal amount of the Notes were issued on August 17, 2005 (the "First Closing Date"). $125,000 in principal amount of the Notes will be issued at a later closing date.

     Simultaneously with our entry into the Securities Purchase Agreement, we entered into the Securities Equity Distribution Agreement (the "SEDA") whereby we may, over twenty-four months after the date of the agreement, issue and sell our common stock to Cornell Capital in $300,000 installments (each an "Advance") totaling up to $15,000,000, subject to the terms of the SEDA. Our ability to issue and sell common stock pursuant to the SEDA remains subject to, and we intend to obtain, (1) the effectiveness of a registration statement covering such shares of common stock, (2) stockholder approval of the issuance of such shares of common stock, and (3) approval by the American Stock Exchange for the additional listing of such shares of common stock. Additionally, any availability under the SEDA will be subject to our continued compliance with the terms of the SEDA.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us, is made known to the Chief Executive Officer and Chief Financial Officer by others within our company during the period in which this report was being prepared.

         There were no changes in our internal controls or in other factors during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of July 5, 2005, we settled two litigation cases with two Taiwanese companies, Rong-Dian Co., a vendor, and Hwa-Ching Co., a customer. We entered into a purchase agreement, dated June 4, 2004, with Rong-Dian Co. and Hwa-Ching Co. The purchase agreement provided that we would not pay Rong-Dian Co. unless Hwa-Ching Co. paid us. In August 2004, Hwa-Ching Co. closed down suddenly, with a remaining accounts payable balance outstanding to us.

     In August 2004, we filed a lawsuit against Yune-Chang Tsuo, the owner of Hwa-Ching Co. in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. We sought the amount of New Taiwan Dollars ("NTD") 27.0 million, or approximately $900,000.

     In October 2004 Rong-Dian Co. filed a lawsuit against us in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for the purchase agreement. Rong-Dian Co. sought the amount of NTD 40.0 million, or approximately $1.2 million.

     In the settlements, the owner of Hwa-Ching Co. has agreed to pay us the $900,000 owed by Hwa-Ching Co., and we have agreed to pay Rong-Dian Co. for the $1.2 million owed to them.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         10.1 Securities Purchase Agreement, dated as of August 10, 2005, by and between the Company and Highgate House Funds, Ltd. (the "Investor").

         10.2 Standby Equity Distribution Agreement, dated as of August 10, 2005, by and between the Company and Cornell Capital Partners, L.P. ("Cornell Capital").

         10.3 Investor Registration Rights Agreement, dated as of August 10, 2005, by and between the Company and the Investor.

         10.4 Security Agreement, dated as of August 10, 2005, by and between the Company and the Investor.

         10.5 Security Agreement, dated as of August 10, 2005, by and between City Technology, Inc. ("CTI") and the Investor.

         10.6 Security Agreement, dated as of August 10, 2005, by and between City Network, Inc. - Taiwan and the Investor.

         10.7 Security Agreement, dated as of August 10, 2005, by and between City Construction Co. Ltd. and the Investor.

         10.8 Pledge and Escrow Agreement, dated as of August 10, 2005, by and among the Company, the Investor and David Gonzalez, Esq., as escrow agent.

         10.9 Secured Convertible Debentures, dated as of August 17, 2005, executed by the Company in favor of the Investor.

         10.10 Warrant, dated as of August 17, 2005, to purchase up to 25,000 shares of Common Stock, executed by the Company in favor of the Investor.

         10.11 Registration Rights Agreement, dated as of August 10, 2005, by and between the Company and Cornell Capital.

         10.12 Placement Agent Agreement, dated as of August 10, 2005 by and between the Company and Monitor Capital, Inc.

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

                                        CITY NETWORK, INC.


Dated: August 22, 2005                  By: /s/ Tiao-Tsan Lai
                                           ----------------------------------
                                           Tiao-Tsan Lai
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated: August 22, 2005                  By: /s/ Yun-Yi Tseng
                                           ----------------------------------
                                           Yun-Yi Tseng
                                           Chief Financial Officer
                                           (Principal Financial Officer)