Form 10QSB
period 2005-09-30
CITY NETWORK INC
filed 2005-11-21
CIK 1140827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

                        COMMISSION FILE NUMBER: 001-31954


                               CITY NETWORK, INC.
           (Name of Small Business Issuer as Specified in its Charter)


           Nevada                                                88-0467944
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                    2F-1, No. 16, Jian Ba Road, Chung Ho City
                         Taipei County 235, Taiwan, ROC
                    (Address of Principal Executive Offices)


                               011-886-2-8226-5566
                               (Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

As of November 17, 2005, there were 32,967,183 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................  3

     Item 1. Financial Statements............................................  3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 22

     Item 3. Controls and Procedures......................................... 27

PART II - OTHER INFORMATION.................................................. 28

     Item 1. Legal Proceedings............................................... 28

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 29

     Item 3. Defaults Upon Senior Securities................................. 29

     Item 4. Submission of Matters to a Vote of Security Holders............. 29

     Item 5. Other Information............................................... 29

     Item 6. Exhibits........................................................ 29

SIGNATURES

CERTIFICATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            September 30, 2005     December 31, 2004
                                                            ------------------     -----------------
                                                                (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                    $    826,526           $  2,010,644
  Accounts receivable, net                                        3,137,026              3,333,990
  Inventory                                                         661,212                732,027
  Other receivables                                                 134,537                  6,863
  Prepaid expenses                                                2,903,064                102,896
                                                               ------------           ------------
      Total Current Assets                                        7,662,365              6,186,420
                                                               ------------           ------------

Fixed Assets, net                                                 2,366,135              2,586,872
                                                               ------------           ------------

      Total Fixed Assets                                          2,366,135              2,586,872
                                                               ------------           ------------
Other Assets
  Deposits                                                          528,917              1,724,542
  Cash held for compensating balances                             1,434,988                      0
  Construction in progress                                          234,760                      0
  Trademarks                                                          1,745                  1,812
  Equity in net assets of affiliated company                        803,015                829,008
  Intangible assets                                                 931,210                961,053
  Other assets                                                      105,466                  8,255
                                                               ------------           ------------
      Total Other Assets                                          4,040,101              3,524,670
                                                               ------------           ------------

      Total Assets                                             $ 14,068,601           $ 12,297,962
                                                               ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                        $  1,420,024           $  3,335,286
  Convertible note payable                                          125,000                      0
  Due to related party                                              784,605                 80,083
  Deferred revenue                                                2,893,596                 14,566
  Current portion, long-term debt                                 3,942,632              3,226,181
                                                               ------------           ------------
      Total Current Liabilities                                   9,165,857              6,656,116

Long-term debt, net of current portion                              611,828                246,330
                                                               ------------           ------------
      Total Liabilities                                           9,777,685              6,902,446
                                                               ------------           ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 27,500,000 issued and outstanding                     27,500                 27,500
  Additional paid in capital                                      5,937,946              5,937,946
  Other comprehensive income                                        278,736                142,453
  Retained deficit                                               (1,953,266)              (712,383)
                                                               ------------           ------------
      Total Stockholders' Equity                                  4,290,916              5,395,516
                                                               ------------           ------------

      Total Liabilities and Stockholders' Equity               $ 14,068,601           $ 12,297,962
                                                               ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                            ---------------------------------       ---------------------------------
                                            September 30,       September 30,       September 30,       September 30,
                                               2005                2004                2005                2004
                                            -----------         -----------         -----------         -----------
Sales, net                                  $ 3,784,392         $ 4,389,086         $ 8,677,108         $16,619,693

Cost of sales                                 3,427,726           4,598,712           8,060,736          15,896,281
                                            -----------         -----------         -----------         -----------
      Gross profit (loss)                       356,666            (209,626)            616,372             723,412

General and administrative expenses             508,376             397,722           1,207,762           1,247,642
                                            -----------         -----------         -----------         -----------

      Loss from operations                     (151,710)           (607,348)           (591,390)           (524,230)
                                            -----------         -----------         -----------         -----------
Other (Income) Expense
  Interest income                                (3,559)             (1,147)             (5,646)             (2,165)
  Rental income                                 (46,575)             (5,914)           (142,155)            (16,968)
  Commission income                                 303                   6             (35,488)             (1,175)
  (Gain) loss on currency exchange               (1,346)             (2,900)             11,889              (3,106)
  Other income                                  (31,938)               (961)            (88,177)            (55,926)
  Reserve for bad debt                           (5,900)            (10,606)            690,254              39,082
  Equity in earnings of investee                 15,870                   0              25,993                   0
  Miscellaneous                                  (3,704)            (12,099)              8,953              39,454
  Loss on sale of fixed assets                     (679)                  0              79,301                   0
  Interest expense                               22,934              35,927             104,230              76,329
                                            -----------         -----------         -----------         -----------
      Total Other (Income) Expense              (54,594)              2,306             649,154              75,525
                                            -----------         -----------         -----------         -----------

      Loss before income taxes                  (97,116)           (609,654)         (1,240,544)           (599,755)

Provison for income taxes                           161                (104)                339              19,412
                                            -----------         -----------         -----------         -----------

      Net loss                              $   (97,277)        $  (609,550)        $(1,240,883)        $  (619,167)
                                            ===========         ===========         ===========         ===========

Net loss per share (basic and diluted)
  Basic                                     $    (0.004)        $    (0.022)        $    (0.045)        $   (0.0235)
  Diluted                                   $    (0.004)        $    (0.022)        $    (0.045)        $   (0.0235)

Weighted average number of shares
  Basic                                      27,500,000          27,500,000          27,500,000          26,388,889
  Diluted                                    27,500,000          27,500,000          27,500,000          26,388,889

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                     -----------------------------------
                                                                     September 30,         September 30,
                                                                         2005                  2004
                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                   $(1,240,883)          $  (619,167)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used) in operating activities:
     Depreciation and amortization                                        134,330               125,595
     Equity in net earnings of investee                                    25,993                     0
     Loss on disposal of assets                                            79,301                     0
     (Gain) loss on foreign currency exchange                              11,889                (3,106)
     Translation adjustment                                               268,055               (13,200)
     Decrease (Increase) in receivables                                   196,964               668,428
     Decrease (Increase) in inventory                                      70,815              (568,000)
     Decrease (Increase) in other receivables                            (127,674)              351,789
     Decrease (Increase) in prepaid expenses                           (2,800,168)              137,010
     Decrease (Increase) in deposit                                     1,195,625              (629,248)
     Decrease (Increase) in other current assets                          (97,211)              269,925
     (Decrease) Increase in accounts payable
      and accrued expenses                                             (1,915,262)            1,695,295
     (Decrease) Increase in deferred revenue                            2,879,030              (448,877)
                                                                      -----------           -----------
         Total Adjustments                                                (78,313)            1,585,611
                                                                      -----------           -----------
         Net cash  (used in) provided by operations                    (1,319,196)              966,444
                                                                      -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                                      397,222                     0
  Construction in progress                                               (234,760)                    0
  Purchase of fixed assets                                               (193,310)              (22,432)
                                                                      -----------           -----------
         Net cash (used in) investing activities                          (30,848)              (22,432)
                                                                      -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable                                             (5,773,762)           (5,092,250)
  Payment of loan from related party                                       (6,293)           (1,798,406)
  Cash held for compensating balances                                  (1,434,988)                    0
  Loan from related party                                                 710,815               328,210
  Issuance of convertible note payable                                    125,000                     0
  Issuance of short-term debt                                           6,545,154             5,161,633
                                                                      -----------           -----------
         Net cash (used in) provided by financing activities              165,926            (1,400,813)
                                                                      -----------           -----------

         Net change in cash and cash equivalents                       (1,184,118)             (456,801)
                                                                      -----------           -----------

Cash and cash equivalents at beginning of period                        2,010,644             1,118,004
                                                                      -----------           -----------

Cash and cash equivalents at end of period                            $   826,526           $   661,203
                                                                      ===========           ===========

Supplemental cash flows disclosures:
  Income tax payments                                                 $       178           $    19,412
                                                                      -----------           -----------
  Interest payments                                                   $    99,859           $    76,329
                                                                      -----------           -----------
Non cash transaction:
  Conversion of debt to equity                                        $         0           $ 1,680,329
                                                                      -----------           -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   September 30, 2005     December 31, 2004
                                                   ------------------     -----------------
                                                      (Unaudited)
Common stock, number of shares outstanding
  Balance at beginning of period                       27,500,000             25,000,000
  Common stock issued                                           0              2,500,000
                                                     ------------           ------------

  Balance at end of period                             27,500,000             27,500,000
                                                     ============           ============
Common stock, par value $.001
  Balance at beginning of period                     $     27,500           $     25,000
  Common stock issued                                           0                  2,500
                                                     ------------           ------------

  Balance at end of period                                 27,500                 27,500
                                                     ------------           ------------
Additional paid in capital
  Balance at beginning of period                        5,937,946              4,260,117
  Issuance of stock                                             0              1,677,829
                                                     ------------           ------------

  Balance at end of period                              5,937,946              5,937,946
                                                     ------------           ------------
Other comprehensive income
  Balance at beginning of period                          142,453                 29,663
  Foreign currency translation                            136,283                112,790
                                                     ------------           ------------

  Balance at end of period                                278,736                142,453
                                                     ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                         (712,383)               252,277
  Net income (loss)                                    (1,240,883)              (964,660)
                                                     ------------           ------------

  Balance at end of period                             (1,953,266)              (712,383)
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,290,916           $  5,395,516
                                                     ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc. - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction Co., Ltd. was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan and City Construction. Collectively the four corporations are referred to herein as the "Company".

The Company designs, manufactures and markets a comprehensive line of broadband communication and wireless Internet access products and solutions. Also, the broadband communication product line includes VOIP, GUI-based remote management and routing technology software packages for simplified setup, extensive network management and global network connectivity capabilities, Home PNA and xDSL broadband access equipment, ADSL/VDSL ACCESS DEVICES, HPNA ACCESS DEVICES, FTTB (Fiber to the Building) and FTTH (Fiber to the Home), PCMCIA cards and USB adapters. The other wireless internet access solutions are used in both individual and corporate.

The Company has also recently begun the development of its construction business. The Company plans to develop and build commercial and residential buildings, industry factory buildings, and professional buildings. The Company has entered co-construction agreements for the development of land in Keelung, Taiwan and the purchase of materials with a company in Vietnam, as further described in Note 9 herein. As of September 30, 2005, no significant assets or revenues have been generated to be considered a reportable segment under SFAS 131, "Disclosures about Segments of An Enterprise and Related Information".

On December 16, 2004, the Company changed its fiscal year end from February 28 to December 31.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information - The accompanying financial statements have been prepared by City Network, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the ten months ended December 31, 2004.

Basis of Consolidation - The consolidated financial statements for 2005 and 2004 include the accounts of City Network, Inc. and its wholly-owned subsidiaries including City Network Technology, Inc., City Network, Inc. - Taiwan and City Construction Co., Ltd. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets - Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are expensed as incurred. Whenever an asset is retired or disposed of, its cost and accumulated depreciation or amortization are removed from the respective accounts and the resulting gain or loss is credited or charged to income.

Depreciation is computed using the straight-line and declining-balance methods over the following estimated useful lives:

               Furniture and Fixtures                 5 years
               Equipment                              5 years
               Computer Hardware and Software         3 years
               Building and Improvements             50 years

Intangible Assets - Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for either of the three month or nine month periods ended September 30, 2005.

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

Inventory - Inventory is valued at the lower of cost or market and cost is determined on the weighted average method. As of September 30, 2005, inventory consisted only of finished goods.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contingencies - Certain conditions may exist as of the date the financial statements are issued. This may result in a loss to the Company and will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. As of September 30, 2005, there are no matters that warrant disclosure in the financial statements.

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

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets - On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

Earnings Per Share - Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Other obligations, such as stock options, are considered to be potentially dilutive common shares. Diluted EPS assumes the issuance of potential dilutive shares outstanding during the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance unless such effect is anti-dilutive.

Income Taxes - Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes, because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS No. 109 "Accounting for Income Taxes".

Exchange Gain (Loss) - As of September 30, 2005 and 2004, the transactions of City Network, Inc. - Taiwan and City Construction Co., Ltd. were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD"), at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Translation Adjustment - As of September 30, 2005 and 2004, the accounts of City Network, Inc. - Taiwan and City Construction Co., Ltd. were maintained, and their financial statements were expressed, in NTD. Such financial statements were translated into U.S. Dollars (USD) in accordance with SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. In accordance with SFAS No. 52, assets and liabilities have been translated into US Dollars using the exchange rates in effect as of the balance sheet date; stockholder's equity has been translated into US Dollars using the exchange rates as of the date of issuance; and results of operations and cash flows have been translated into US Dollars at the weighted average exchange rate during the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

As of September 30, 2005, the exchange rate between NTD and the USD was NTD$1 = USD$0.03012. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03159. Total translation adjustment recognized for the period ended September 30, 2005 was $318,736.

New Accounting Pronouncements - In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"). This
interpretation of Accounting Research Bulletin No. 51, requires a company to consolidate the operations of all variable interest entities ("VIE's") for which it is the primary beneficiary. The term "primary beneficiary" is defined as the entity that will absorb a majority of expected losses, receive a majority of the expected residual returns, or both. This interpretation was later revised by the issuance of Interpretation No. 46R ("FIN 46R"). The revision was issued to address certain implementation issues that had arisen since the issuance of the original interpretation and to provide companies with the ability to defer the adoption of FIN46 to period after March 15, 2004. The implementation of FIN46 and FIN 46R had no material impact on the Company's financial statements.

On July 16, 2004, the FASB ratified the Emerging Issues Task Force ("EITF") consensus of Issue 02-14, "Whether the Equity Method of Accounting Applies when an Investor Does Not Have an Investment in Voting Stock of an Investee but
Exercises Significant Influence through Other Means" ("EITF 02-14"). The consensus concluded that an investor should apply the equity method of accounting when it can exercise significant influence over an entity through a means other than holding voting rights. The consensus is effective for reporting periods beginning after September 2004. The adoption of EITF 02-14 did not have a material impact on the Company's financial statements.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 3 - CONCENTRATION

The Company had ten major customers during the nine months ended September 30, 2005. Those customers comprise 87% of the total sales during the nine months ended September 30, 2005. Sales to these customers were approximately $7,409,948. Included in accounts receivable is $2,403,845 from these customers as of September 30, 2005.

Note 4 - CASH

The Company maintains its cash balances at various banks in Taiwan and Hong Kong. The balances are insured by the Central Deposit Insurance Corporation
(CDIC) for up to approximately $30,120. As of September 30, 2005, $597,933 was not insured.

Note 5 - COMPENSATING BALANCES

The company, under the terms of its lines of credit with two banks in Taiwan, has agreed to maintain a compensating balance equal to at least 30% to 35% of the outstanding loan balance. As of September 30, 2005, $1,434,988 of cash is restricted for this purpose (see Note 13).

Note 6 - FIXED ASSETS

The Company's fixed assets consist of the following:

                                      September 30, 2005    December 31, 2004
                                      ------------------    -----------------
     Land                                $ 1,888,954           $ 1,916,328
     Building                                     --               283,977
     Machinery and equipment                 458,607               430,880
     Furniture and fixtures                  229,705               143,655
                                         -----------           -----------
                                         $ 2,577,266           $ 2,774,840

     Accumulated depreciation               (211,131)             (187,968)
                                         -----------           -----------

                                         $ 2,366,135           $ 2,586,872
                                         ===========           ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 7 - INTANGIBLE ASSETS

The Company's intangible assets consist of the following:

                                      September 30, 2005    December 31, 2004
                                      ------------------    -----------------
     Trademarks                          $     2,199           $     2,150
     Intangible asset                      1,054,200             1,000,000
                                         -----------           -----------
                                         $ 1,056,399           $ 1,002,150

     Accumulated depreciation               (123,444)              (39,285)
                                         -----------           -----------

                                         $   932,955           $   962,865
                                         ===========           ===========

Note 8 - COMPENSATED ABSENCES

Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years of employment with the Company. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2005 vacation liability exists in the amount of $964.

Note 9 - COMMITMENTS

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

Co-Construction Agreements - In April 2004, City Construction Co., Ltd. placed a refundable performance bond in the amount of $227,240 with the court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owners of the land. The Company is currently in discussion with the land owners regarding the terms of the project.

In March 2005, City Construction Co., Ltd. entered a Co-Construction Agreement with three individuals who own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and, upon completion, will own 60% of the building project. The Company agreed to make refundable deposits, as security, totaling approximately $95,500 payable at various agreed upon phases of the construction. The deposits will be returned within 2 years after the construction is completed. As of September 30, 2005, the Company has paid $90,360 as part of the refundable security deposit and $234,760 as construction in progress on the building.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 9 - COMMITMENTS (CONTINUED)

On July 20, 2005, and as amended on September 22, 2005, the Company entered into a contract with a company in Vietnam. Per the terms of the contract the Company has agreed to procure materials and equipment related to the construction of a commercial building in Vietnam. As of September 30, 2005, the Company received an advance of $2,700,000 on this contract and is using these funds to purchase the related materials.

On July 25, 2005 the Company entered into a contract with a company in Samoa to purchase materials from them related to the above Vietnam contract. The total purchases will be approximately $3,000,000. As of September 30, 2005, the Company advanced approximately $2,200,000 to this vendor.

Operating Leases - The Company leases office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $39,061 for the nine months ended September 30, 2005. The Company has future minimum lease obligations as follows:

                     Year           Amount
                     ----           ------
                     2006           $45,490
                     2007            30,326
                                    -------
                     Total          $75,816

Security Purchase Agreement - On August 10, 2005, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement') with Highgate House Funds, Ltd. ("Highgate House"), a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), an affiliate of Highgate house, and related agreements.

Under the terms of the Securities Purchase Agreement, the Company will issue secured convertible debentures (the "Notes") in the aggregate principal amount of $250,000 to Highgate House. $125,000 in principal amount of the Notes was issued on August 17, 2005 (the "First Closing Date"). $125,000 in principal amount of the Notes will be issued at a later closing date pursuant to the Purchase Agreement and related agreements.

Simultaneously with the Company's entry into the Securities Purchase Agreement, the Company entered into the Standby Equity Distribution Agreement (the "SEDA") whereby the Company may, over twenty four months after the date of the agreement, issue and sell its common stock to Cornell Capital in $300,000 installments (each an "Advance") totaling up to $15,000,000, subject to the terms of the SEDA. The Company's ability to issue and sell common stock pursuant to the SEDA remains subject to, and the Company intend to obtain, (1) the effectiveness of a registration statement covering such shares of common stock,
(2) stockholder approval of the issuance of such shares of common stock, and (3) approval by the American Stock Exchange for the additional listing of such shares of common stock. Additionally, any availability under the SEDA will be subject to the Company's continued compliance with the terms of SEDA.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 10 - LONG-TERM INVESTMENT

On August 31, 2003, the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003, the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of September 30, 2005, the Company recognized a $25,993 loss from the acquisition.

Note 11 - RELATED PARTY TRANSACTIONS

Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

As of September 30, 2005, the Company has a non interest-bearing loan from Tiao-Tsan Lai, the Chief Executive Officer and Chairman, in the amount of $784,605. Mr. Lai has also personally guaranteed a note payable of the Company in the amount of $477,953. As of September 30, 2005, the balance for the note was approximately $42,168.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances  of  related   after-tax   components   comprising   accumulated  other
comprehensive income (loss), included in stockholders' equity, at September 30, 2005 and December 31, 2004 are as follows:

                                      Foreign Currency       Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------
     Balance at December 31, 2003        $ 29,663                 $ 29,663
     Change for 2004                      112,790                  112,790
                                         --------                 --------
     Balance at December 31, 2004         142,453                  142,453
     Change for 2005                      220,591                  220,591
                                         --------                 --------
     Balance at September 30, 2005       $363,044                 $363,044
                                         ========                 ========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 13 - DEBT

At of September 30, 2005, the Company had three separate revolving, secured lines of credit agreements, each renewable annually, with three banks in Taiwan. The lines of credit are secured either by the Company's bank accounts and accounts receivable or by an officer of the Company.

At September 30, 2005, the Company had borrowings outstanding in the aggregate amount of $4,053,456, of which $2,662,038 are borrowings against these lines of credit and payable as follows:

      September 30, 2005                                          December 31, 2004
      ------------------                                          -----------------
Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.828% per annum,  due
by October 8, 2005                      $  481,920       by February 13, 2005                    $  125,120

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by October 25, 2005                        388,285       by February 15, 2005                        60,761

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by November 4, 2005                         87,969       by March 2, 2005                            35,121

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by December 9, 2005                         26,847       by March 8, 2005                           141,511

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by December 9, 2005                        158,198       by March 10, 2005                          196,563

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by December 20, 2005                        24,689       by March 11, 2005                           13,085

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest  at 3.26% per annum,  due
by January 3, 2006                          47,064       by March 11, 2005                          312,752

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by January 6, 2006                         477,394       by March 15, 2005                           43,498

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.480% per annum,  due         336,376       interest  at 4.42% per annum,  due
by January 17, 2006                                      by March 15, 2005                           68,004

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest  at 4.42% per annum,  due
by January 20, 2006                        391,633       by March 29, 2005                          246,921

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 13 - DEBT (continued)

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by January 25, 2006                         49,465       by April 9, 2005                           591,192

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by January 27, 2006                         60,240       by April 9, 2005                            53,895

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest at 3.616% per annum,  due
by January 27, 2006                        301,122       by April 9, 2005                            59,521

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest  at 4.42% per annum,  due
by January 27, 2006                         45,180       by April 10, 2005                           54,995

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest  at 4.42% per annum,  due
by February 13, 2006                       120,480       by April 11, 2005                           76,548

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.766% per annum,  due                       interest  at 3.26% per annum,  due
by August 31, 2006                         903,600       by April 22, 2005                          121,866

Note payable to a  corporation  in                       Note  payable to a bank in Taiwan,
Taiwan,  interest  at  6.265%  per                       interest  at 4.42% per annum,  due
annum,  due by November  20, 2005,                       by May 29, 2005                            233,493
personally    guaranteed   by   an
officer of the Company                      42,170       Note  payable to a bank in Taiwan,
                                                         interest at 3.616% per annum,  due
Note payable to a  corporation  in                       by October 8, 2005                         500,480
Taiwan,   no   interest,   due  by
February 10, 2010                          611,828       Note payable to a  corporation  in
                                        ----------       Taiwan,  interest  at  6.265%  per
                                                         annum,  due by November  20, 2005,
Total                                    4,554,460       personally    guaranteed   by   an
                                                         officer of the Company                     256,496
Current portion                         $3,942,632
                                        ----------       Note  payable to a bank in Taiwan,
                                                         interest at 3.175% per annum,  due
Long-term portion                       $  611,828       by May 29, 2016                            280,689
                                        ==========                                               ----------

                                                         Total                                    3,472,511

                                                         Current portion                         $3,226,181
                                                                                                 ----------

                                                         Long-term portion                       $  246,330
                                                                                                 ==========

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 14 - LEGAL PROCEEDINGS

The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary.

Hwa-Ching - In August 2004, a customer closed business and did not pay the remaining balance due to City Network - Taiwan on outstanding receivables in the amount of $880,649. City Network - Taiwan has filed criminal and civil litigation against the customer for fraud. The Company has recorded a reserve against this account in the amount of $695,280. This case is currently ongoing.

In August 2004, City Network Inc.-Taiwan filed a lawsuit against the owner of Hwa-Ching Co., as well as the following eight individuals in Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. City Network Inc.-Taiwan sought approximately NT$27 million or approximately US$900,000. To date, the court has not yet reached a verdict on this case.

In December 2004, the Company filed a lawsuit against Tain-Kang Co., a customer of Hwa-Ching Co. in Taipei District Court claiming damages owed to Hwa-Ching from Tain-Kang in the amount of approximately NT$5,796,000 or US$172,963 to cover the outstanding account payable owed by Hwa-Ching to the Company. To date, the court has not yet reached a verdict on this case.

RPPI International Ltd. - As of June 21, 2005, City Network Inc.-Taiwan settled a litigation with RPPI International Ltd. (or Rong-Dian), a vendor of the Company.

On October 10, 2004, Rong-Dian filed a lawsuit against City Network Inc.-Taiwan in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for two different purchase agreements that City Network Inc.-Taiwan entered with them and two third-parties. Rong-Dian sought the aggregate amount of approximately NT$40.2 million or US$1.2 million for the alleged breaches. One purchase agreement was for an order that City Network Inc.-Taiwan sold to Hwa-Ching Co. in the amount of approximately NT$27.3 million or US$900,000 and the other purchase agreement was for an order City Network Inc.-Taiwan sold to a separate customer of the Company in the amount of approximately NT$12.9 million or US$390,909.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004


Note 14 - LEGAL PROCEEDINGS (Continued)

On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian a total of approximately NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.-Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc.-Taiwan intends to pay the balance of approximately NT$27.3 million or US$827,272 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,910 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$25,870 instead of NT$500,000 or US$15,910. To date approximately NT$2 million. or approximately US$60,000, has been paid on this liability.

Pursuant to the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian the balance of NT$27.3 million in monthly payments. However, as a result of its relationship with Tai-Wang and the fact that Tai-Wang is the vendor who introduced City Network Inc.-Taiwan to Rong-Dian, Tai-Wang assumed the responsibility for the payment of NT$27.3 million or US$827,272 to Rong-Dian. Tai-Wang wrote each monthly check in advance and thereafter provided all 54 checks to Rong-Dian. Rong-Dian will cash one check each month until it receives payment of the full NT$27.3 million. However, as Tai-Wang has no written obligation with City Network Inc.-Taiwan to make each monthly payment, beyond an oral promise to do so, there is no assurance that each monthly check will be properly cashed by Rong-Dian. Therefore the Company continues to report the total liability to Rong-Dian. As each payment is successfully paid by Tai-Wang the Company will reduce the liability accordingly and recognize other income as the benefit provided by Tai-Wang.

Additionally, as part of the June 2005 settlement agreement, we secured our obligation that Tai-Wang would pay Rong-Dian the outstanding balance of NT$27.3 million or US$827,272 by giving Rong-Dian a first priority mortgage on certain property including lots 701-4 and 701-6 in Jay-hou-xiao-duan, Xi-zhi Duan, Xixhi City, Taipei County, Taiwan. The value of the first priority mortgage on the property is approximately NT$27.3 million or US$827,272, the aggregate amount owed to Rong-Dian. City Network Inc.-Taiwan agreed with Rong Dian that this mortgage will expire in 2010.

                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

Note 14 - LEGAL PROCEEDINGS (Continued)

Shanghai Bank - On January 24, 2005, Shanghai Commercial and Savings Bank ("Shanghai Bank") filed a lawsuit with the Taipei District Court against the Company claiming approximately NT$12 million or approximately US$387,000 for the payment of an unpaid purchase price for goods. The Company purchased such goods from Chin Shin and Chin Shin assigned the account receivable to Shanghai Bank. As such, Shanghai Bank sued the Company for the payment of those goods. However, the Company returned the said goods because they were defective. The Company and Shanghai Bank are currently in negotiations for a settlement agreement in this matter. The Company deposited a bond in the amount of approximately NT$3 million or approximately US$90,000 with the court at the commencement of the lawsuit.

Note 15 - GOING CONCERN

The Company has suffered recurring losses from operations, cash deficiencies and the inability to meet its maturing obligations without selling operating assets, borrowing from related parties and restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern.

Management has prepared the following statement to address these and other concerns:

The Company is currently engaged in discussions with a number of companies regarding strategic acquisitions or potential financings. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or a completed financing for the Company.

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

BACKGROUND OF THE COMPANY

     City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc. - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction Co., Ltd. was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan and City Construction. Collectively the four corporations are referred to herein as the "Company".

     The Company designs, manufactures and markets a comprehensive line of broadband communication and wireless Internet access products and solutions. Also, the broadband communication product line includes VOIP, GUI-based remote management and routing technology software packages for simplified setup, extensive network management and global network connectivity capabilities, Home PNA and xDSL broadband access equipment, ADSL/VDSL ACCESS DEVICES, HPNA ACCESS DEVICES, FTTB (Fiber to the Building) and FTTH (Fiber to the Home), PCMCIA cards and USB adapters. The other wireless internet access solutions are used in both individual and corporate.

     The Company has also recently begun the development of its construction business. The Company plans to develop and build commercial and residential buildings, industry factory buildings, and professional buildings. The Company has entered co-construction agreements for the development of land in Keelung, Taiwan and the purchase of materials with a company in Vietnam, as further described in Part I herein, in the notes to the financial statements. As of September 30, 2005, no significant assets or revenues have been generated to be considered a reportable segment under SFAS 131, "Disclosures about Segments of An Enterprise and Related Information".

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

     NET SALES. Net sales for the three months ended September 30, 2005 were $3,784,392 compared to $4,389,086 for the three months ended September 30, 2004. The decrease in net sales for the three months ended September 30, 2005 was due to a decrease in demand for our old products. Our new products, introduced in 2004, are in the early stages of selling. During the three months ended September 30, 2005, the sales volume for our new products was low compared to the sales volume for our old products. We have, however, increased net sales in the third quarter of 2005 over net sales in the first and second quarters of 2005, primarily due to an increase in sales of our new products.

     We design, manufacture and market a comprehensive line of broadband communication and wireless Internet access solutions, including home PNA and xDSL broadband access equipment and related accessories, which comprise our older, established products. In 2004, we introduced new products such as VoIP, GSP and wireless Internet access products.

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

     We believe that sales for our new products, such as VoIP, wireless communication products and GSP products, can increase with improved brand name recognition and increased sales channels. We had higher sales of the new products in the third quarter of 2005 compared to the first and second quarters of 2005, but we have not reached our goals in sales volume for the new products. We intend to continue promoting and marketing our new products to improve brand name recognition as well as work on increasing sales channels.

     COST OF SALES. Cost of sales for the three months ended September 30, 2005 was $3,427,726 or 90.6% of net sales, as compared to $4,598,712 or 104.8% of net sales, during the three months ended September 30, 2004. The decrease in the cost of sales as a percentage of revenue is due to the higher gross margin of new products, as compared to the gross margin on our old products sold in 2004.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $508,376, or 13.4% of net sales, for the three months ended September 30, 2005, as compared to $397,722 or 9.1% of net sales, for the three months ended September 30, 2004. The increase was due to the promotion of the new products. The increase in general and administrative expenses as a percentage of net sales is due to the decrease in sales, increase in number of staff members and increase in promotion of the new products.

     LOSS FROM OPERATIONS. Loss from operations for the three months ended September 30, 2005 was $(151,170), compared to loss from operations for the three months ended September 30, 2004 of $(607,348). The decrease in loss from operations for the three months ended September 30, 2005 compared with loss from operations for the three months ended September 30, 2004 resulted primarily from improved gross profit.

     OTHER (INCOME) EXPENSE. Other (income) expense was $(54,594) for the three months ended September 30, 2005, as compared to $2,306 for the three months ended September 30, 2004. This change was the result of additional income recognized on rent and other income and reduced interest expense in the three months ended September 30, 2005.

     NET LOSS. Net loss for three months ended September 30, 2005 was $(97,277) compared to net loss of $(609,550) for the three months ended September 30, 2004. The decrease in net loss was due to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

     NET SALES. Net sales for the nine months ended September 30, 2005 were $8,677,108 compared to $16,619,693 for the nine months ended September 30, 2004. The decrease in net sales for the nine months ended September 30, 2005 was due to a decrease in demand for our old products. Our new products, such as VOIP and the wireless communication products, introduced in 2004, are in the early stages of selling.

     COST OF SALES. Cost of sales for the nine months ended September 30, 2005 was $8,060,736 or 92.9% of net sales, as compared to $15,896,281 or 95.6% of net sales, during the nine months ended September 30, 2004. The decrease in cost of sales is associated with the decrease in sales. The decrease in the cost of sales as a percentage of revenue is due to the higher gross margin on our new products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,207,762, or 13.9% of net sales, for the nine months ended September 30, 2005, as compared to $1,247,642 or 0.8% of net sales, for the nine months ended September 30, 2004. The increase in general and administrative expenses as a percentage of net sales is attributable to overhead cost, which remains constant for all levels of sales.

     LOSS FROM OPERATIONS. Loss from operations for the nine months ended September 30, 2005 was $(591,390), compared to income from operations for the nine months ended September 30, 2004 of $(524,230). The loss from operations for the nine months ended September 30, 2005 compared with income from operations for the nine months ended September 30, 2004 was due to reduced gross profit and general and administrative expenses that did not vary with reduced sales.

     OTHER EXPENSE. Other expense was $649,154 for the nine months ended September 30, 2005, as compared to $75,525 for the nine months ended September 30, 2004. This increase in other expense was the result of additional reserves made on accounts receivable and losses we incurred on the sale of fixed assets, offset by additional income recognized on rent and export sales commissions.

     NET LOSS. Net loss for nine months ended September 30, 2005 was $(1,240,544) compared to income of $(619,167) for the nine months ended September 30, 2004. The net loss for the nine months ended September 30, 2005 compared with income for the nine months ended September 30, 2004 was due to the reasons described above, including the additional reserves made on accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005 and December 31, 2004, we had cash and cash equivalents of $826,526 and $2,010,644, respectively. Our current assets totaled $7,662,365 at September 30, 2005 as compared to $6,186,420 at December 31, 2004.
Our total current liabilities were $9,165,857 at September 30, 2005 as compared to $6,656,116 at December 31, 2004. Working capital at September 30, 2005 was $(1,503,492) and $(469,696) at December 31, 2004. For the nine months ended September 30, 2005, total cash used in operations was $(1,319,196) as compared to net cash provided by operations of $966,444 during the same period in 2004. Net cash provided by financing activities was $165,926, which consisted of the payment on notes payable and issuance of short-term debt, as compared with net cash used in financing activities of $(1,400,813) during the nine months ended September 30, 2004.

     Our operations and short-term financing does not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short-term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by its ability to enter into financings and raise capital.

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

     CAPITAL EXPENDITURES. Total capital expenditures during the nine months ended September 30, 2005 were $193,310 compared to $22,432 for the nine months ended September 30, 2004. Our new plans or commitments for significant equipment acquisitions or capital expenditures are as follows:

     1. In April 2004, City Construction Co., Ltd. placed a refundable performance bond, in the amount of $227,240, with the court in Taiwan, for the rights to complete construction of an unfinished building in Keelung, Taiwan by working in conjunction with the owners of the land. The Company is currently in discussions with the landowners regarding the terms of the project.

     2. In March 2005, City Construction Co., Ltd. entered a Co-Construction Agreement with three individuals who own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and, upon completion, will own 60% of the building project. The Company agreed to make refundable deposits, as security, totaling approximately $95,500 payable at various agreed upon phases of the construction. The deposits will be returned within two years after the construction is completed. As of September 30, 2005, the Company paid $90,360 as part of the refundable security deposit and $234,760 as construction in progress on the building.

     3. On July 20, 2005, and as amended on September 22, 2005, the Company entered into a contract with a company in Vietnam (the "Vietnam Agreement"). Per the terms of the contract, the Company agreed to procure materials and equipment related to the construction of a commercial building in Vietnam. As of September 30, 2005, the Company received an advance of $2,700,000 on this contract and is using these funds to purchase the related materials.

     4. On July 25, 2005 the Company entered into a contract with a company in Samoa to purchase materials, for approximately $3,000,000 related to the Vietnam Agreement. As of September 30, 2005, the Company advanced approximately $2,200,000 in connection with this purchase agreement.

     CONSTRUCTION. The Company has recently begun the development of its construction business. The Company plans to develop and build commercial and residential buildings, industry factory building, and professional building. As of September 30, 2005, no significant assets or revenues have been generated to be considered a reportable segment under SFAS 131, "Disclosures about Segments of An Enterprise and Related Information".

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

     Under  the  supervision  and  with  the   participation  of  the  Company's
management, including our Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

HWA-CHING CO. AND RELATED LAWSUITS

     In April 2004, Hwa-Ching Co. made purchases from City Network Inc.-Taiwan for products in the aggregate amount of approximately NT$19 million or US$575,757. In June 2004, Hwa-Ching Co. wrote a check to City Network Inc.-Taiwan paying for such products and City Network Inc.-Taiwan successfully cashed this check. Also in June 2004, Hwa-Ching Co. made purchases from City Network Inc.-Taiwan for additional products in the aggregate amount of approximately NT$18 million or US$545,454 and paid for such products with a check that City Network Inc.-Taiwan also successfully cashed.

     During June to August 2004, Hwa-Ching Co. requested additional products from City Network Inc.-Taiwan in the aggregate amount of approximately NT$27 million or US$818,181. City Network Inc.-Taiwan filled these orders with confidence as Hwa-Ching had paid for the prior orders from April 2004 and June 2004. However, the check, in the amount of approximately NT$27 million or US$818,181 that Hwa-Ching Co. wrote to City Network, Inc.-Taiwan bounced upon deposit with the bank. Immediately thereafter, Hwa-Ching Co. closed down with this remaining account payable balance of approximately NT$27 million or US$818,181 outstanding and payable to City Network Inc.-Taiwan.

     In August 2004, City Network Inc.-Taiwan filed a lawsuit against Yune-Chang Tsuo, the owner of Hwa-Ching Co., as well as the following eight individuals including, Yong-Zhang Zhuo, Shu-Tao Lu, Yong-Yi Zhuo, Zhuan-Xuan Dai, Ya-Hui Qiu, Mei-Zhen Huang, Zong-Ya Wu, Yao-Guo Cen in Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. City Network Inc.-Taiwan sought approximately NT$27 million or approximately US$900,000 from Yune-Chang Tsuo to cover the outstanding account payable. To date, the court has not yet reached a verdict on this case.

RPPI INTERNATIONAL LTD.

     As of June 21, 2005, City Network Inc.-Taiwan settled a litigation with RPPI International Ltd. (or Rong-Dian), a vendor of the Company.

     On October 10, 2004, Rong-Dian filed a lawsuit against City Network Inc.-Taiwan in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for two different purchase agreements that City Network Inc.-Taiwan entered with them and two third-parties. Rong-Dian sought the aggregate amount of approximately NT$40.2 million or US$1.2 million for the alleged breaches. One purchase agreement was for an order that City Network Inc.-Taiwan sold to Hwa-Ching Co. in the amount of approximately NT$27.3 million or US$900,000 and the other purchase agreement was for an order City Network Inc.-Taiwan sold to a separate customer of the Company in the amount of approximately NT$12.9 million or US$390,909.

     On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian a total of approximately NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.-Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc.-Taiwan intends to pay the balance of approximately NT$27.3 million or US$827,272 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,910 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$25,870 instead of NT$500,000 or US$15,910. To date, approximately NT$2 million or approximately US$60,000 was paid.

     Pursuant to the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian the balance of NT$27.3 million in monthly payments.
However, as a result of its relationship with Tai-Wang and the fact that Tai-Wang is the vendor who introduced City Network Inc.-Taiwan to Rong-Dian, Tai-Wang assumed the responsibility for the payment of NT$27.3 million or US$827,272 to Rong-Dian. Tai-Wang wrote each monthly check in advance and thereafter provided all 54 checks to Rong-Dian. Rong-Dian will cash one check each month until it receives payment of the full NT$27.3 million. However, as Tai-Wang has no written obligation with City Network Inc.-Taiwan to make each monthly payment, beyond an oral promise to do so, there is no assurance that each monthly check will be properly cashed by Rong-Dian.

     Additionally, as part of the June 2005 settlement agreement, we secured our obligation that Tai-Wang would pay Rong-Dian the outstanding balance of NT$27.3 million or US$827,272 by giving Rong-Dian a first priority mortgage on certain property including lots 701-4 and 701-6 in Jay-hou-xiao-duan, Xi-zhi Duan, Xixhi City, Taipei County, Taiwan. The value of the first priority mortgage on the property is approximately NT$27.3 million or US$827,272, the aggregate amount owed to Rong-Dian. City Network Inc.-Taiwan agreed with Rong Dian that this mortgage will expire in 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     (a) Exhibits:

      No.                            Description
      ---                            -----------
     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
     31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.
     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), filed herewith.

                                   SIGNATURES

     Pursuantto the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITY NETWORK, INC.

Dated:  November 21, 2005

                                            By: /s/ Tiao-Tsan Lai
                                               --------------------------------
                                               Tiao-Tsan Lai
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Dated:  November 21, 2005
                                            By: /s/ Yun-Yi Tseng
                                               --------------------------------
                                               Yun-Yi Tseng
                                               Chief Financial Officer
                                               (Principal Financial Officer)