Form 10KSB/A
period 2004-12-31
CITY NETWORK INC
filed 2006-01-27
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                (Amendment No. 2)

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

                                      None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) to the Exchange Act. [ ]

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

As of January 23, 2006, there were 32,967,183 shares of the registrant's common stock, $0.001 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer was approximately 5,071,172 based on the closing price of $.18 per share on January 23, 2006, as reported by the American Stock Exchange.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [X]; No [ ]

    EXPLANATORY NOTE (NEED TO REVISE TO ADD CHANGE TO LEGAL PROCEEDING ITEM)

The purpose of this Amendment No. 2 to Annual Report on Form 10-KSB/A of City Network, Inc. (the "Company," "we" or "our") for the fiscal period ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC") on April 15, 2005 is to provide additional disclosure about the Company's ongoing legal proceedings. The only Items amended and restated herein are Part 1, Item 3 and Part II, Item 7.

Except as otherwise expressly noted herein, this Amendment No. 2 to the Annual Report on Form 10-KSB/A does not reflect events occurring after the April 15, 2005 filing of our Annual Report on Form 10-KSB in any way. The remaining Items contained within this Amendment No. 2 to our Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB and Form 10-KSB/A for the fiscal period ended December 31, 2004 in the form filed with the SEC on April 15, 2005 and July 6, 2005, respectively. These remaining Items are not amended hereby and are not included herein. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

ITEM 3. LEGAL PROCEEDINGS

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

RPPI INTERNATIONAL LTD.

     On October 10, 2004, Rong-Dian filed a lawsuit against City Network Inc.-Taiwan in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for two different purchase agreements that City Network Inc.-Taiwan entered with them and two third-parties. Rong-Dian sought the aggregate amount of approximately NT$40.2 million or US$1.2 million for the alleged breaches. One purchase agreement was for an order that City Network Inc.-Taiwan sold to Hwa-Ching Co. in the amount of approximately NT$27.3 million or US$900,000 and the other purchase agreement was for an order City Network Inc.-Taiwan sold to a separate customer of the Company in the amount of approximately NT$12.9 million or US$390,909. As of the date of this Report, the Company had not entered into a settlement agreement.

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


                                   CITY NETWORK, INC.


Date: January 27, 2006             By: /s/ Tiao-Tsan Lai
                                      --------------------------------------
                                      Tiao-Tsan Lai
                                      Chief Executive Officer


Date: January 27, 2006             By: /s/ Yun-Yi Tseng
                                      --------------------------------------
                                      Yun-Yi Tseng
                                      Chief Financial Officer

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

As discussed in Note O to the financial statements, the Company has restated its financial statements to include disclosures regarding certain legal proceedings. There is no effect on net income.


/s/ Lichter, Yu & Associates

March 7, 2005, except for Note O, as to which the date is December 7, 2005 San Diego, California

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


Note O - LEGAL PROCEEDINGS

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

     In August 2004, City Network Inc.-Taiwan filed a lawsuit against the owner of Hwa-Ching Co., as well as eight individuals in Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. City Network Inc.-Taiwan sought approximately NT$27 million or approximately US$900,000. To date, the court has not yet reached a verdict on this case.

     In December 2004, the Company filed a lawsuit against Tain-Kang Co., a customer of Hwa-Ching Co. in Taipei District Court claiming damages owed to Hwa-Ching from Tain-Kang in the amount of approximately NT$5,796,000 or US$172,963 to cover the outstanding account payable owed by Hwa-Ching to the Company. To date, the court has not yet reached a verdict on this case.

     RPPI INTERNATIONAL LTD. - On October 10, 2004, Rong-Dian filed a lawsuit against City Network Inc.-Taiwan in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for two different purchase agreements that City Network Inc.-Taiwan entered with them and two third-parties. Rong-Dian sought the aggregate amount of approximately NT$40.2 million or US$1.2 million for the alleged breaches. One purchase agreement was for an order that City Network Inc.-Taiwan sold to Hwa-Ching Co. in the amount of approximately NT$27.3 million or US$900,000 and the other purchase agreement was for an order City Network Inc.-Taiwan sold to a separate customer of the Company in the amount of approximately NT$12.9 million or US$390,909. As of the date of this Report, the Company had not entered into a settlement agreement.

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

NOTE P - TRANSITION REPORTS

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