Form 10QSB/A
period 2005-03-31
CITY NETWORK INC
filed 2006-01-27
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of the close of business on January 23, 2006 was 32,967,183.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A of City Network, Inc. (the "Company," "we" or "our") for the fiscal period ended March 31, 2005, filed with the Securities and Exchange Commission ("SEC") on May 23, 2005, is to (i) reflect additional commitments due to a contract between City Construction Co., Ltd and three individuals for the construction of property in Keelung, Taiwan; and (ii) reflect complete information on credit facility arrangements.

The Items which are amended and restated herein are:

1. Part I, Item 1 - Financial Statements (only Footnote 8, Footnote 10 and Footnote 12); and

2.   Part II, Item 1 - Legal Proceedings.

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the May 23, 2005 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of revised notes to the financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 in the form filed with the SEC on May 23, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION...............................................  1

     Item 1. Financial Statements...........................................  1

     Item 2. Management's Discussion and Analysis........................... 15

     Item 3. Controls And Procedures........................................ 18

PART II. OTHER INFORMATION.................................................. 19

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

                                    RESTATED
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
                                                                    ============           ============

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

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

                                    RESTATED
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
                                                            ============           ============

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 1 - NATURE OF OPERATIONS

City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc. - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October, 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively, the four corporations are referred to herein as the "Company".

On November 14, 2002, City Network Technology, Inc. became a wholly-owned subsidiary of City Network, Inc. through an Exchange Agreement, dated November 14, 2004 and was amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc.

The Company designs, manufactures and markets a comprehensive line of broadband communication and wireless Internet access product and solutions. The Company's product lines are used in residential building and hospitality markets and include the simple DSL bridge/ modem for the home and small business user. The Company is also pursuing work in the building construction field.

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Consolidation - The consolidated financial statements for 2004 include the accounts of City Network, Inc., it's wholly owned subsidiary City Network Technology, Inc. and its wholly-owned subsidiaries, City Network, Inc. - Taiwan and City Construction Co., Ltd. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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
                                         ===========              ===========

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

Co-Construction Agreements - In April 2004, City Construction Co., Ltd. placed a refundable performance bond in the amount of $227,240 with the court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owner of the land. The Company is currently in discussion with the land owner regarding the terms of the project.

In March 2005, City Construction Co., Ltd. entered into a Co-Construction Agreement with three individuals which own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and own 60% of the completed building project. The Company has agreed to a refundable security deposit totaling approximately $95,500 dollars payable at various agreed upon phases of the construction. The deposits will be returned within 2 years after the construction is completed. As of March 31, 2005, the Company has paid $31,490 as part of the refundable security deposit.

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 10 - DEBTS

At of March 31, 2005 the Company had three separate revolving secured lines of credit agreements, renewable annually, with three banks in Taiwan. The lines of credit are secured either by the Company's bank accounts and accounts receivable or by an officer of the Company.

At March 31, 2005, the Company had borrowings outstanding in the aggregate amount of $3,388,219, of which $3,205,577 is against these lines of credit.

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 10 - DEBT (CONTINUED)

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by June
     24, 2005                                                         39,687

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by June
     24, 2005                                                        264,649

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     June 29, 2005                                                   859,677

     Note   payable  to  a  bank  in  Taiwan,
     interest at 3.35% per annum, due by July
     11, 2005                                                         96,912

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     July 15, 2005                                                    44,783

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     July 27, 2005                                                    31,027

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     October 5, 2005                                                 503,840

     Note   payable  to  a  bank  in  Taiwan,
     interest  at 3.708%  per  annum,  due by
     February 13, 2006                                               125,960

     Note payable to a corporation in Taiwan,
     interest  at 6.265%  per  annum,  due by
     November 20, 2005, personally guaranteed
     by an office of the Company                                     182,642

     Total                                                         3,388,219
                                                                  ----------
     Current portion                                              $3,388,219
                                                                  ----------

     Long-term portion                                            $       --
                                                                  ==========

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

NOTE 12 - LITIGATIONS

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

                               CITY NETWORK, INC.


Dated: January 27, 2006             By: /s/ Tiao-Tsan Lai
                                        ---------------------------------
                                        Tiao-Tsan Lai
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Dated: January 27, 2006             By: /s/ Yun-Yi Tseng
                                        ---------------------------------
                                        Yun-Yi Tseng
                                        Chief Financial Officer
                                        (Principal Financial Officer)