Form 10QSB/A
period 2005-06-30
CITY NETWORK INC
filed 2006-01-27
CIK 1140827

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A of City Network, Inc. (the "Company," "we" or "our") for the fiscal period ended June 30, 2005, filed with the Securities and Exchange Commission ("SEC") on August 22, 2005, is to (i) re-classify the outstanding obligations and liabilities;
(ii) reflect commitments due to a contract between City Construction Co., Ltd and three individuals for the construction of property in Keelung, Taiwan; (iii) reflect complete information on credit facility arrangements; (iv) reflect the settlement with a vendor litigation; (v) reflect the construction contract in Vietnam pursuant to which the Company will procure construction materials for approximately US$14 million; and (vi) reflect the purchase contract with a company in Samoa for approximately US$3 million for the purchase of the construction materials.

The Items which are amended and restated herein are:

1.   Part I, Item 1 - Financial Statements;

2. Part I, Item 2 - Management's Discussion and Analysis or Plan of Operation (only the Liquidity Section); and

3.   Part II, Item 1 - Legal Proceedings.

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-QSB/A does not reflect events occurring after the August 22, 2005 filing of our Quarterly Report on Form 10-QSB in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented, as deemed necessary in connection with the completion of the restated financial statements and the revised notes to the financial statements.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 in the form filed with the SEC on August 22, 2005. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION.............................................   2

     Item 1. Financial Statements.........................................   2

     Item 2. Management's Discussion and Analysis.........................  20

     Item 3. Controls And Procedures......................................  24

PART II. OTHER INFORMATION................................................  25

     Item 1. Legal Proceedings............................................  25

     Item 2. Changes in Securities and Use of Proceeds....................  26

     Item 3. Defaults Upon Senior Securities..............................  26

     Item 4. Submission of Matters to a Vote of Security Holders..........  26

     Item 5. Other Information............................................  26

     Item 6. Exhibits and Reports on Form 8-K.............................  26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30, 2005       December 31, 2004
                                                            -------------       -----------------
                                                             (Unaudited)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                 $    696,789           $  2,010,644
  Investment                                                      72,931                      0
  Accounts receivable, net                                     2,622,809              3,333,990
  Inventory                                                      783,129                732,027
  Other receivables                                               22,816                  6,863
  Prepaid expenses                                               511,715                102,896
                                                            ------------           ------------
      Total Current Assets                                     4,710,189              6,186,420
                                                            ------------           ------------

Fixed Assets, net                                              2,265,830              2,586,872
                                                            ------------           ------------
      Total Fixed Assets                                       2,265,830              2,586,872
                                                            ------------           ------------
Other Assets
  Deposits                                                     1,791,459              1,724,542
  Construction in progress                                        30,316                      0
  Trademarks                                                       1,740                  1,812
  Equity in net assets of affiliated company                     818,885                829,008
  Intangible assets                                              926,730                961,053
  Other assets                                                    20,459                  8,255
                                                            ------------           ------------
      Total Other Assets                                       3,589,589              3,524,670
                                                            ------------           ------------
      Total Assets                                          $ 10,565,608           $ 12,297,962
                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                     $  1,890,939           $  3,335,286
  Due to related party                                           100,344                 80,083
  Deferred revenue                                                48,368                 14,566
  Current portion, long-term debt                              3,263,906              3,226,181
                                                            ------------           ------------
      Total Current Liabilities                                5,303,557              6,656,116

Long-term debt, net of current portion                           789,550                246,330
                                                            ------------           ------------
         Total Liabilities                                     6,093,107              6,902,446
                                                            ------------           ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 27,500,000 issued and outstanding                  27,500                 27,500
  Additional paid in capital                                   5,937,946              5,937,946
  Cumulative foreign-exchange translation adjustment             363,044                142,453
  Retained earnings                                           (1,855,989)              (712,383)
                                                            ------------           ------------
      Total Stockholders' Equity                               4,472,501              5,395,516
                                                            ------------           ------------

      Total Liabilities and Stockholders' Equity            $ 10,565,608           $ 12,297,962
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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                   -------------------------------
                                                                     June 30,            June 30,
                                                                       2005                2004
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                                $(1,143,606)        $    (9,617)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                                      87,730              82,449
     Equity in earning of investee                                      10,123                   0
     Loss on disposal of assets                                         79,980                   0
     (Gain) loss on foreign currency exchange                           13,235                (206)
     Translation adjustment                                            192,578             (13,359)
     Decrease (Increase) in receivables                                711,181            (739,909)
     Decrease (Increase) in inventory                                  (51,102)           (839,993)
     Decrease (Increase) in other receivables                          (15,953)          1,035,968
     Decrease (Increase) in prepaid expenses                          (408,819)           (246,822)
     Decrease (Increase) in deposit                                    (66,917)            445,826
     Decrease (Increase) in other current assets                       (12,204)            183,462
     (Decrease) Increase in accounts payable
      and accrued expenses                                            (164,439)          1,232,347
     (Decrease) Increase in deferred revenue                            33,802            (425,749)
     (Decrease) Increase in deposits payable                                 0                   0
                                                                   -----------         -----------
        Total Adjustments                                              409,195             714,014
                                                                   -----------         -----------
        Net cash (used in) provided by operations                     (734,411)            704,397
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets                                   397,222                   0
  Purchase on investment                                               (72,931)                  0
  Construction in progress                                             (30,316)                  0
  Purchase of fixed assets                                            (194,717)            (24,259)
                                                                   -----------         -----------
        Net cash (used in) provided by investing activities             99,258             (24,259)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on notes payable                                          (4,249,488)         (2,554,801)
  Payment of loan from related party                                    (6,293)         (1,524,926)
  Loan from related party                                               26,554             248,127
  Issuance of short-term debt                                        3,550,525           2,970,242
                                                                   -----------         -----------
     Net cash (used in) financing activities                          (678,702)           (861,358)
                                                                   -----------         -----------

Net change in cash and cash equivalents                             (1,313,855)           (181,220)
                                                                   -----------         -----------

Cash and cash equivalents at beginning of period                     2,010,644           1,148,457
                                                                   -----------         -----------

Cash and cash equivalents at end of period                         $   696,789         $   967,237
                                                                   ===========         ===========
Supplemental cash flows disclosures:
  Income tax payments                                              $       178         $    21,757
                                                                   -----------         -----------
  Interest payments                                                $    81,296         $    40,402
                                                                   -----------         -----------
Non cash transaction:
  Conversion of short term liability to long term debt             $   789,550         $         0
                                                                   -----------         -----------
  Conversion of debt to equity                                     $         0         $ 1,680,329
                                                                   -----------         -----------

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

On November 14, 2002, City Network Technology, Inc. became a wholly-owned subsidiary of City Network, Inc. through an Exchange Agreement, dated November 14, 2002 and amended on December 4, 2002 whereby City Network, Inc. acquired all of the issued and outstanding capital stock of City Network Technology, Inc. in exchange for 12,000,000 shares of City Network, Inc. to the shareholders of City Network Technology, Inc.

The Company designs, manufactures and markets a comprehensive line of broadband communication and wireless Internet access product and solutions. The Company's product lines are used in residential building and hospitality markets and include the simple DSL bridge/ modem for the home and small business user. The Company is also pursuing work in the business construction field.

On December 16, 2004, the Company changed its fiscal year end from February 28 to December 31.

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

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

As of June 30, 2005 and 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03182 and NTD$1=USD$0.02995, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1 = USD$0.03186 and NTD$1=USD$0.02967, respectively. Total translation adjustment recognized for the period ended June 30, 2005 is $363,044.

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

In March 2005, City Construction Co., Ltd. entered into a Co-Construction Agreement with three individuals which own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and own 60% of the completed building project. The Company has agreed to a refundable security deposit totaling approximately $95,500 dollars payable at various agreed upon phases of the construction. The deposits will be returned within 2 years after the construction is completed. As of June 30, 2005, the Company has paid $63,310 as part of the refundable security deposit.

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
                                   =======

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 9 - LONG-TERM INVESTMENT

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 10 - DEBT

At of June 30, 2005, the Company had three separate revolving secured lines of credit agreements, renewable annually, with three banks in Taiwan. The lines of credit are secured either by the Company's deposits with the bank and accounts receivable or by an officer of the Company.

At June 30, 2005, the Company had borrowings outstanding in the aggregate amount of $4,053,456, of which $2,662,038 are against these lines of credit. Payable as follows:

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

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 10 - DEBT (CONTINUED)

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by October 26, 2005                         28,363       by April 9, 2005                             591,192

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by October 5, 2005                         503,840       by April 9, 2005                              53,895

Note  payable to a bank in Taiwan,                       Note  payable to a bank in Taiwan,
interest at 3.773% per annum,  due                       interest at 3.616% per annum,  due
by February 13, 2006                       125,960       by April 9, 2005                              59,521

Note payable to a  corporation  in                       Note  payable to a bank in Taiwan,
Taiwan,  interest  at  6.265%  per         111,510       interest  at 4.42% per annum,  due
annum,  due by November  20, 2005,                       by April 10, 2005                             54,995
personally    guaranteed   by   an
officer of the Company                                   Note  payable to a bank in Taiwan,
                                                         interest  at 4.42% per annum,  due
Note  payable to a corporation                           by April 11, 2005                             76,548
in Taiwan, no interest, due
by January 10, 2010                      1,279,908       Note  payable to a bank in Taiwan,
                                                         interest  at 3.26% per annum,  due
                                                         by April 22, 2005                            121,866

                                                         Note  payable to a bank in Taiwan,
                                                         interest  at 4.42% per annum,  due
                                                         by May 29, 2005                              233,493

                                                         Note  payable to a bank in Taiwan,
                                                         interest at 3.616% per annum,  due
                                                         by October 8, 2005                           500,480

                                                         Note payable to a  corporation  in
                                                         Taiwan,  interest  at  6.265%  per
                                                         annum,  due by November  20, 2005,
                                                         personally    guaranteed   by   an
                                                         officer   of  the   Company                  256,496

                                                         Note  payable to a bank in Taiwan,
                                                         interest at 3.175% per annum,  due
                                                         by May 29, 2016                              280,689
                                       -----------                                                -----------

Total                                    4,053,456       Total                                      3,472,511

Current portion                        $ 3,263,906       Current portion                          $ 3,226,181
                                       -----------                                                -----------

Long-term portion                      $   789,550       Long-term portion                        $   246,330
                                       ===========                                                ===========

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

NOTE 13 - SUBSEQUENT EVENTS

On July 20, 2005, amended on September 22, 2005, the Company entered into a construction contract with a company in Vietnam in which the Company agreed to procure materials and equipment related to the project. The estimated amount of gross revenue from this agreement is approximately $14,000,000. Based on certain criteria of the contract the Company is to receive a deposit of up to $3,500,000.

                                    RESTATED
                       CITY NETWORK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

On July 25, 2005 the Company entered into a purchase contract with a company in Samoa for approximately $3,000,000. The Company agreed to pay a deposit of approximately $750,000 to this company. Purchases are related to items required by the above construction contract.

On August 10, 2005 the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement') with Highgate House Funds, Ltd. ("Highgate House"), a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), an affiliate of Highgate house, and related agreements.

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

NOTE 14 - GOING CONCERN

The Company has suffered recurring losses from operations, cash deficiencies and the inability to meet its maturing obligations without selling operating assets or restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern.

Management has prepared the following statement to address these and other concerns:

The Company is currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or investment. See Note 13 to the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005 and December 31, 2004, we had cash and cash equivalents of $696,789 and $2,010,644, respectively. Our current assets totaled $4,710,189 at June 30, 2005 as compared to $6,186,420 at December 31, 2004. Our total current liabilities were $5,303,557 at June 30, 2005 as compared to $6,656,116 at December 31, 2004. Working capital at June 30, 2005 was $(593,368) and $(469,696) at December 31, 2004. For the six months ended June 30, 2005, total cash used in operations was $(734,411) as compared to net cash provided by operations of $704,397 during the same period in 2004. Net cash used in financing activities was $(678,702), which consisted of the payment on notes payable and issuance of short-term debt, as compared with net cash used in financing activities of $(861,358) during the six months ended June 30, 2004.

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

     Simultaneously with our entry into the Securities Purchase Agreement, we entered into the Standby Equity Distribution Agreement (the "SEDA") whereby we may, over twenty-four months after the date of the agreement, issue and sell our common stock to Cornell Capital in $300,000 installments (each an "Advance") totaling up to $15,000,000, subject to the terms of the SEDA. Our ability to issue and sell common stock pursuant to the SEDA remains subject to, and we intend to obtain, (1) the effectiveness of a registration statement covering such shares of common stock, (2) stockholder approval of the issuance of such shares of common stock, and (3) approval by the American Stock Exchange for the additional listing of such shares of common stock. Additionally, any availability under the SEDA will be subject to our continued compliance with the terms of the SEDA.

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

     On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian a total of approximately NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.- Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc.- Taiwan intends to pay the balance of approximately NT$27.3 million or US$827,272 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,910 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$25,870 instead of NT$500,000 or US$15,910. To date, approximately NT$2 million or approximately US$60,000 was paid.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         10.1 Securities Purchase Agreement, dated as of August 10, 2005, by and between the Company and Highgate House Funds, Ltd. (the "Investor"). (1)

         10.2 Standby Equity Distribution Agreement, dated as of August 10, 2005, by and between the Company and Cornell Capital Partners, L.P. ("Cornell Capital"). (1)

         10.3 Investor Registration Rights Agreement, dated as of August 10, 2005, by and between the Company and the Investor. (1)

         10.4 Security Agreement, dated as of August 10, 2005, by and between the Company and the Investor. (1)

         10.5 Security Agreement, dated as of August 10, 2005, by and between City Technology, Inc. ("CTI") and the Investor. (1)

         10.6 Security Agreement, dated as of August 10, 2005, by and between City Network, Inc. - Taiwan and the Investor. (1)

         10.7 Security Agreement, dated as of August 10, 2005, by and between City Construction Co. Ltd. and the Investor. (1)

         10.8 Pledge and Escrow Agreement, dated as of August 10, 2005, by and among the Company, the Investor and David Gonzalez, Esq., as escrow agent. (1)

         10.9 Secured Convertible Debentures, dated as of August 17, 2005, executed by the Company in favor of the Investor. (1)

         10.10 Warrant, dated as of August 17, 2005, to purchase up to 25,000 shares of Common Stock, executed by the Company in favor of the Investor. (1)

         10.11 Registration Rights Agreement, dated as of August 10, 2005, by and between the Company and Cornell Capital. (1)

         10.12 Placement Agent Agreement, dated as of August 10, 2005 by and between the Company and Monitor Capital, Inc. (1)

         31.1     Certifications of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (2)

         31.2     Certifications of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002. (2)

         32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

----------
(1) Incorporated herein by reference to the Registrant's Form 10-QSB filed with the SEC on August 22, 2005.

(2)  Filed herewith.

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