Form 10KSB
period 2005-12-31
CITY NETWORK INC
filed 2006-04-17
CIK 1140827

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2005

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

  Title of Each Class                  Name of Each Exchange on Which Registered
  $0.001 Common Stock                           American Stock Exchange

             Securities Registered Under Section 12(g) of the Act:

                                      None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended December 31, 2005:  $14,320,409.

As of March 31, 2006, there were 32,967,183 shares of the registrant's common stock, $0.001 par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer was approximately $5,934,093 based on the closing price of $0.18 per share on March 31, 2006, as reported by the American Stock Exchange.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I ....................................................................... 1
     Item 1. Description of Business.......................................... 1
     Item 2. Description of Property..........................................10
     Item 3. Legal Proceedings................................................11
     Item 4. Submission of Matters to a Vote of Security Holders..............12

PART II ......................................................................13
     Item 5. Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities.............13
     Item 6. Management's Discussion and Analysis or Plan of Operation........14
     Item 7. Financial Statements.............................................17
     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................17
     Item 8A. Controls and Procedures.........................................17
     Item 8B. Other Information...............................................17

PART III .....................................................................17
     Item 9. Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act................17
     Item 10. Executive Compensation..........................................21
     Item 11. Security Ownership of Certain Beneficial Owners and Management..22
     Item 12. Certain Relationships and Related Transactions..................23
     Item 13. Exhibits........................................................23
     Item 14. Principal Accountant and Fees...................................24

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

                                   OUR COMPANY

     City Network, Inc. ("City Network," "we," "our" or "us") was incorporated in 1996 and develops hardware and software (total solution) for broadband communication solutions. We provide Internet broadband communication and wireless infrastructure equipment and services for the rapidly expanding broadband marketplace. We are dedicated to delivering the most user-friendly, cost-effective, and customer-tailored, high-speed Internet broadband and communication access equipment to meet the growing business needs of the International Telecoms, ISP, SI and to a lesser degree the hospitality, residential property, telecommunication and Small and Medium Enterprise marketplace to solve the "last mile" problems worldwide. We also created the Hotspot solution and the NGL (Next Generation Loops) solution, both of which help companies extend their business to the carrier's solution to meet people's communication inquires.

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

     CNT owns all of the issued and outstanding common stock of City Network Inc. - Taiwan, formerly City Engineering, Inc., which was incorporated under the laws of the Republic of China on September 6, 1994 ("CNT-Taiwan"). CNT-Taiwan owns all of the issued and outstanding common stock of City Construction, which was incorporated under the laws of the Republic of China on October 10, 2003.

OUR BUSINESS

     We design, manufacture and market a comprehensive line of broadband communication and wireless Internet access solutions. Our product line ranges from our Home PNA device for the residential building and hospitality market to the simple DSL bridge/modem for the home and small business user. All of our broadband access equipment includes GUI-based remote management and routing technology software packages for simplified setup, extensive network management and global network connectivity capabilities. Currently, our Home PNA and xDSL broadband access equipment is deployed by major telecommunication carriers, ISPs, and system integrators worldwide. With the development and production of our complete series of Internet products, we believe we are able to provide a "total solution" for any customers' needs. Our motto is "Establish the Broadband Highway, Innovate A Bright New Life."

     In 2005, we began the development of our construction business. We plan to develop and build commercial, industrial and residential buildings. We have entered into co-construction agreements for the development of land in Keelung, Taiwan and the purchase of materials and equipment related to the construction of a commercial building in Vietnam.

PRODUCT AREAS

     Our product packages contain items compatible with all major distribution platforms designed to provide clients with a one-stop shop for all their broadband Internet needs.

LCD PANEL

     In 2004, we began the sales of LCD panels. Since the beginning of 2005, we have sold large volumes of 15 inch, 17 inch and 19 inch panels. Our major customers for our LCD panels are companies in Taiwan.

WIRELESS COMMUNICATION PRODUCTS

     With the development of our IEEE802.11 WiFi and IEEE802.lx (authentication) wireless solutions, our wireless networking products allow computers and appliances to communicate through radio signals, providing added mobility and convenience. Furthermore, customers can enjoy the stability and security of our LAN products. All wireless solutions are equipped with a user verification function to maximize security and reduce outside interference.

     We were one of the first companies in Taiwan to develop wireless products with IEEE802.1x in May 2002. Together with Easy-Up Corporation, we have provided solutions to Korea Life Insurance in connection with their 1600 Enterprise Hotspot Project and established Taiwan McDonald's 365 stores Hotspot solution and the Mobile Taiwan project. We also extended our Wireless Hotspot solution business with China Putian. We also furnish mobile handsets, including GSM/GPRS, CEDMA/CDMA 2000 1x mobile handsets.


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

VOIP

     In September 2004, we launched a wireless voice over Internet protocol, or VoIP, product. There are two models available for the market. One provides one VoIP and one public switched telephone network, or PSTN port, and the other model provides two VoIP and two PSTN ports. Both of them have two DECT (digital enhanced cordless telecommunications) Base Stations, and can be registered up to sixteen DECT phones set. Users can choose H.323 or SIP mode, which is easy to add on to the environment where co-existence with old VoIP equipment is needed.

       In addition to building up a value-added network environment, in 2002, we aligned with Easy-Up Corporation, one of Taiwan's largest IP wireless phone service providers, to provide low cost VoIP service to end users. By connecting to the partner's network, a user is able to save on its phone bill on GSM cellular phone calls and international calls to China, other areas of Asia, the United States and Canada. This cooperation with Easy-Up Corporation to provide VoIP services in Taiwan has been completed. Our VoIP products were tested at the VoIP service provider's site, and we believe we are in a position to sell the IP phone ISP total solution to the Malaysia, Indonesia and Philippines markets.

     In March 2006, our registration for a license to provide VoIP services in Taiwan was completed.

ADSL/VDSL ACCESS DEVICES

     Our ADSL/VDSL devices provide broadband access based on leading Internet technologies. The ADSL 2+ and 20Mbps VDSL over Ethernet equipment allow both developing businesses as well as home users to meet their media and communication needs quickly and cost-effectively. They can also provide high speed Internet access without diminishing quality over a larger distance for a cost-effective and efficient method of broadband access. We believe that the low level of maintenance required for this device, coupled with the high level of connectivity should enable us to meet market demands for many years into the future.

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

FIBER AND OTHER IMPORTANT ACCESS EQUIPMENT

     FTTB (Fiber to the Building) and FTTH (Fiber to the Home) optical fiber installed directly into a home or office was a new growth market for us. To meet our customer's needs, we began outsourcing the Fiber solutions in 2003, and have created our own Fiber products since 2004. We have already shipped these solutions to customers in Korea, Malaysia and Indonesia.

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

GPS MODULE

     The Global Positioning System, or GPS, solution was another new market for us in 2004. In the summer of 2004, we received an official purchase order of GPS modules of approximately 50,000 units, from JuYoung Electronics. In December 2004, we shipped, for a separate order, 65,000 advanced, high performance GPS modules and wireless blue tooth receiver units to JuYoung Electronics. In mid-2005, our sales to JuYoung Electronics diminished, and we are currently searching for other opportunities to outsource our GPS solution.

RECENT DEVELOPMENTS

     Our subsidiary, City Construction, has been planning a new construction project in Keelong City, Taiwan since the end of 2004. We entered into a contract in the first quarter of 2005 for construction of a 581 square meter residential building. Upon completion, we will have a 60% interest, and the landowner will have a 40% interest, in the building. We anticipate that this project will generate sales of $3 to $4 million once completed. We have agreed to make refundable deposits, as security, payable at various agreed upon phases of the construction. The deposits will be returned within two years after the construction is completed. As of December 31, 2005, we have paid $91,320 as part of the refundable security deposit and $418,105 in construction costs as construction is in progress. At March 2006, two floors of this ten floor building have been completed, and we anticipate completion of the building project at the end of 2006. We have found buyers for units on six floors of the building and have received approximately $151,515 as deposit for the units. If the building project is not completed by February 2007, we will be in default under the agreement with the landowners. This project is subject to risks involving the cost of construction materials over the course of its construction and our ability to sell this project to customers, as well as changes in the political and overall economic conditions of Taiwan, which are outside the control of management. We cannot assure you that adverse changes in these factors will not occur or, if they occur, that they will not have a material adverse effect on our business, operating results and financial condition.

     In April 2004, City Construction placed a refundable performance bond in the amount of $231,344 with a court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owners of the land. We are currently in discussion with the landowners regarding the terms of the project.

     In July 2005, we entered into a contract with a company in Vietnam. Per the terms of this contract, we have agreed to procure materials and equipment related to the construction of a commercial building in Hanoi, Vietnam. In July 2005, we entered into a contract with a company in Samoa to purchase the materials and equipment related to the contract entered into with the Vietnamese company. The total purchases will be approximately $3,000,000. As of December 31, 2005, we received an advance of $3,000,000 on the contract with the Vietnamese company and are using these funds to purchase the agreed upon materials. We have advanced approximately $2,740,000 to the Samoan vendor as of December 31, 2005.

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

     We believe that we provide the best service to our existing customers and partners such as Korea Telecom, China Telecom, Malaysia Telecom, and those located in Finland, Japan, other areas of Asia and Africa. We do our best to expand our business with our existing customers and to develop new partners and customers through the quality of our product solutions and service and cost.

SERVICE PROVIDERS AND ENTERPRISE CUSTOMERS

     Our customers include a cross-section of small, medium and large telecommunications companies in the United States, Asia, Europe and Africa. We have established business relationships with companies such as Korea Telecom, OCC Communications in Japan and nSTREAMS in the United States as well as with other companies in Mainland China, Finland, Malaysia, Singapore, South Africa, Indonesia and the Philippines, of which Singapore uses our HomePNA solution and launched HomePNA Internet services on its network. Korea Life Insurance ("KLI") has contracted with us to establish over 1,600 branches of WLAN Internet service for KLI in Korea. In addition, through purchase orders from Easy-Up Corporation, we supplied and set up approximately 360 McDonald's restaurants in Taiwan with WLAN services.

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

MARKETING AND SALES

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

SALES

     We sell our products through multiple sales channels in overseas markets, including regional value added resellers, system integrators and distributors, data networking catalogs and directly to service providers. Internationally, we sell and market our products through sales agents, systems integrators and distributors. We now have a sales presence in China. For the fiscal year ended December 31, 2005, we derived approximately 99% of our revenue from customers outside of the United States. We believe that our products can serve a substantial market for digital and high-speed data access products outside of the United States.

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

     We have joined forces with a local Taiwanese university in an effort to encourage rapid product growth and to facilitate the continuous training of future technical personnel. We have established an educational and development center at Tamkang University in Taiwan, the primary focus of which is on the technology and information industry. We believe that the establishment of this type of partnership will have a profound effect on our product competitiveness and marketing ability in the long term. In 2005, our educational and development center at Tamkang University in Taiwan began to develop a surveillance system and Internet connectivity technology, for which application may be the use of the surveillance system on roads in Taiwan to capture video footage of traffic violations and connect to a database.

     We are responsible for providing funding for expenses such as salary and stipends for the staff of our educational and development center at Tamkang Univeristy, as well as other general expenditures. Expenditures for research and development in the year ended December 31, 2005 totaled $3,500 compared to $12,000 in the ten months ended December 31, 2004. The reason for the reduction in these expenditures is due to a decrease in sales of products and that we have not begun to sell the currently researched products.

MANUFACTURING

     We do not manufacture any of our own products. We rely on contract manufacturers to assemble, test and package our products. We require International Organization for Standardization (ISO) 9002 registration for these contract manufacturers as a condition of qualification. We monitor each contractor's manufacturing process performance through audits, testing and inspections.

     We currently purchase a substantial portion of the raw materials and components used in our products through contract manufacturers. We forecast our product requirements to maintain sufficient product inventory to ensure that we can meet the required delivery times demanded by our customers. Our future success will depend in significant part on our ability to obtain manufacturing on time, at low costs and in sufficient quantities to meet demand.

     The manufacturers' warranty for each of our products is between one to three years. Typically we offer the same warranty on these products to our customers but for a shorter time period, generally 12 to 18 months. Depending on the situation, we can extend the warranty period enhancing the quality of service and strengthening relationships with our customers.

INTELLECTUAL PROPERTY

     We consider our trademarks and similar IP important to our business.

EMPLOYEES

     As of December 31, 2005, we had a total of 58 employees. Of these, 10 are in administration, 5 are in finance, 8 are in research and development, 6 are in software research and development, 10 are in international partner cooperation and 19 are in sales and marketing. None of our employees are covered by any collective bargaining agreement. We generally consider our relationship with our employees to be satisfactory and have never experienced a work stoppage.

REGULATIONS

     We have not been materially impacted by existing government regulation and are not aware of any potential government regulation that would materially affect our operations.

                                  RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

     Our auditors' opinion on our 2005 financial statements includes a "going concern" qualification. We have suffered recurring losses from operations, cash deficiencies and the inability to meet our maturing obligations without borrowing from related parties and restructuring debts. These issues may raise substantial concern about our ability to continue as a going concern. We are currently engaged in discussions with a number of companies regarding strategic acquisitions or potential financings. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or a completed financing for us.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

     We have never operated at a profit. We cannot predict whether our current or prospective business activities will ever be profitable. If we do not generate enough revenue to be profitable, our business might have to be discontinued, in which case, investors would lose all or most of their investment in us.

WE MAY INCREASE OUR INDEBTEDNESS TO FUND OUR OPERATIONS AND INVESTMENT OBJECTIVES, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     To maintain our operations, we may need to raise additional funds through public or private financing, including taking on additional indebtedness. We cannot assure you that we will incur indebtedness on commercially reasonable terms or at all. Additional indebtedness may make us more vulnerable to general adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, future investments, capital expenditures and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds.

WE MAY FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES

     The market segments we are targeting are characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. These factors require management to continually improve the performance, features and reliability of the array of our products. Management may not successfully respond quickly enough or on a cost-effective basis to these developments. We may not achieve widespread acceptance of our services before our competitors offer products and services with speed, performance, features and quality similar to or better than our products or that are more cost-effective than our services, resulting in a decrease in our ability to compete in the market.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     The market for Internet broadband and wireless infrastructure equipment and services is rapidly evolving and highly competitive. Many of our competitors and potential competitors have substantially greater financial, technical, managerial and marketing resources, longer operating histories, greater name recognition and more established relationships than us. Since our business is partially dependent on the overall success of the Internet as a communication medium, it also competes with traditional hardware based access and equipment providers. Management expects competition from these and other types of competitors to increase significantly.

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

RISKS ASSOCIATED WITH OUR CONSTRUCTION BUSINESS

FACTORS OF NATURE MAY ADVERSELY AFFECT OUR CONSTRUCTION BUSINESS.

     Typhoons and earthquakes in Taiwan may increase the time necessary to complete our construction projects and, in turn, increase the costs to complete such projects.

INCREASES  IN THE  COST OF  MATERIALS  MAY  ADVERSELY  AFFECT  OUR  CONSTRUCTION
BUSINESS.

     The increase in the costs of construction materials will increase the costs to complete our construction projects.

AN UNSTABLE POLITICAL RELATIONSHIP BETWEEN MAINLAND CHINA AND TAIWAN MAY ADVERSELY AFFECT OUR CONSTRUCTION BUSINESS.

     Because of the special nature of the political relationship between Mainland China and Taiwan, if the political relationship between Mainland China and Taiwan becomes unstable, the value and demand by customers of real estate in Taiwan may decrease. Conversely, if the political relationship between Mainland China and Taiwan remains stable, the value of real estate and demand by customers may continue to increase.

RISKS ASSOCIATED WITH DOING BUSINESS IN ASIA

     There are substantial risks associated with our Asian operations. The establishment and expansion of international operations requires significant management attention and resources. All of our current and anticipated future revenues are derived from Asia. Our international operations are subject to additional risks, including the following, which, if not planned and managed properly, could have a material adverse effect on our business, financial condition and operating results:

     * language barriers and other difficulties in staffing and managing foreign operations;

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

     We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in the non-U.S. countries in which we conduct business. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

OUR COMMON STOCK IS SUBJECT TO REGULATIONS PRESCRIBED BY THE SEC RELATING TO "PENNY STOCKS".

     The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. Our common stock meets the definition of a penny stock and is subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our main office is located at 2F-1, NO. 16, Jian Ba Road, Jhongue City, Taipei County, Taiwan, consisting of approximately 502.64 square meters. The landlord is Ku Shen Co. Ltd. The rent is NTD$120,000 per month and the lease expires on May 15, 2006.

INVESTMENT POLICIES

     We are developing construction projects with landowners at several locations in Taiwan. There are no limitations on the percentage of assets which may be invested in any one investment or type of investment. We acquire assets for the purposes of both capital gain through real estate sales and income through leasing activities. There are no specifications as to the types of real estate in which we may invest nor limitations on the number or amount of mortgages which may be placed on any one piece of property.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

     Our subsidiary, City Construction, has been planning a new construction project in Keelong City, Taiwan since the end of 2004. We entered into a contract in the first quarter of 2005 for construction of a ten floor residential building. Upon completion, we will own 60%, and the land owner will own 40% of the building. We anticipate that this project will generate sales of $3 to $4 million once completed. We have agreed to make refundable deposits, as security, payable at various agreed upon phases of the construction. The deposits will be returned within two years after the construction is completed. As of December 31, 2005, we have paid $91,320 as part of the refundable security deposit and $418,105 in construction costs as construction is in progress. At March 2006, two floors of this ten floor building has been completed, and we anticipate completion of the building project at the end of 2006. We have found buyers for units on six floors of the building and have received approximately $151,515 as deposit for the units. If the building project is not completed by February 2007, we will be in default under the agreement with the landowners. Upon completion of 50% of the building project, the title to 60% of the building will transfer to us, and we intend to secure approximately $1.2 million from banks in Taiwan to finance the building project.

     In April 2004, City Construction placed a refundable performance bond in the amount of $231,344 with a court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owners of the land. We are currently in discussion with the landowners regarding the terms of the project.

     On January 24, 2006, City Network, Inc. - Taiwan, our wholly-owned subsidiary, entered into a Purchase and Sale Agreement with Wang, Rong-Zong (the "Seller") pursuant to which City Network, Inc. - Taiwan agreed to purchase and the Seller agreed to sell property located in the City of Tou-Liu, Yun-Lin County, Taiwan, for an aggregate purchase price equal to approximately $2 million (NTD 64,000,000). The aggregate purchase price is payable in four installments as follows: (i) $312,940 (NTD 10,000,000), (ii) $250,352 (NTD
8,000,000),   (iii)  $190,738  (NTD  6,100,000)  and  (iv)  $1.25  million  (NTD
39,900,000). As of February 1, 2006, City Network, Inc. - Taiwan has paid the first and second payments to the Seller for a total amount equal to approximately $562,000 (NTD 18,000,000). City Network, Inc. - Taiwan will pay the third payment to the Seller after payment, by the Seller, of the outstanding property taxes on the land. City Network, Inc. - Taiwan will pay the final payment to the Seller upon receipt of a mortgage in the amount of approximately $1.25 million (NTD 39,900,000). On January 23, 2006, City Network, Inc. - Taiwan was approved for a mortgage in the amount of approximately $1.25 million (NTD 39,900,000) by Hua Nan Commercial Bank but City Network, Inc. - Taiwan has not yet received the cash amount of the mortgage. On January 24, 2006, City Network, Inc. - Taiwan issued a check to the Seller in the amount of approximately $1.25 million (NTD 39,900,000) as a guarantee of City Network, Inc. - Taiwan's payment of the outstanding purchase price (the "Guarantee"). The Seller agreed to return the Guarantee to City Network, Inc. - Taiwan upon the City Network, Inc. - Taiwan's receipt of the full mortgage and the Seller's receipt of the outstanding purchase price. Upon completion of this transaction, we intend to sell or lease seven of the eight floors of the building to commercial businesses and retain one of the eight floors to utilize for the development of our VoIP business.

     The building projects have not yet been completed, and the company has not yet purchased insurance for the properties.

ITEM 3. LEGAL PROCEEDINGS.

     We are not presently involved in litigation that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 27, 2005, an annual meeting of our stockholders was held at our main corporate offices in Taipei, Taiwan. There were 32,967,183 shares of common stock outstanding on the record date and entitled to vote at the annual meeting.

     The following directors were elected:

           Name of Director                Vote For           Votes Withheld
           ----------------                --------           --------------
     Tiao-Tsan "Andy" Lai                 11,271,037                 0
     Yun-Yi "Stella" Tseng                11,271,037                 0
     Alice Chen                           11,271,037                 0
     I-Min Ou                             11,271,037                 0
     Chin-Yuan Liao                       11,271,037                 0
     Mei-Chu Lai                          11,271,037                 0
     Kao-Yu Hung                          11,271,037                 0
     Chung-Chieh "Kevin" Lin              11,271,037                 0
     Yong Su                              11,271,037                 0
     Pi-Liang Liu                         11,271,037                 0
     Chun-Chih Chen                       11,271,037                 0

     The ratification of the appointment of Lichter, Yu & Associates (formerly Lichter, Weil & Associates) as our Independent Public Accountants for the fiscal year ending December 31, 2005 was ratified with 11,271,037 votes for, zero votes against and zero votes abstentions.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock began trading on the American Stock Exchange on January 14, 2004 under the symbol "CSN". Previously, on June 25, 2002, our common stock was initially traded on the OTC Bulletin Board under the symbol "IVAG", and on January 17, 2003 our symbol changed to "CYNW". Prior to June 25, 2002, there was no public market for our stock. The following table sets forth, (i) the high and low sales quotations for the partial period in the fiscal year ended February 29, 2004 from January 14, 2004 through February 29, 2004, the ten months ended December 31, 2004 (including partial period) and the partial period in the first quarter of the current fiscal year and (ii) the high and low sales quotation for the Company for each quarter in the fiscal year ended December 31, 2005, based upon information supplied by the American Stock Exchange.

                                               Price Range of Common Stock
                                               ---------------------------
                                                    High         Low
                                                    ----         ---
     2004
     January 14, 2004 - February 29, 2004          $ 2.74       $ 2.10

     March 1, 2004 - May 30, 2004                  $ 2.38       $ 0.73

     June 1, 2004 - August 31, 2004                $ 0.99       $ 0.42

     September 1 - November 30, 2004               $ 1.00       $ 0.46

     December 1, 2004 - December 31, 2004          $ 1.23       $ 0.64

     2005
     January 1, 2005 - March 31, 2005              $ 0.86       $ 0.30

     April 1, 2005 - June 30, 2005                 $ 0.42       $ 0.20

     July 1, 2005 - September 30, 2005             $ 0.30       $ 0.14

     October 1, 2005 - December 31, 2005           $ 0.30       $ 0.11

     As of March 20, 2006, there were approximately 2,000 shareholders of record of our common stock.

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

     On June 14, 2004, we issued 2,500,000 shares of our common stock in exchange for the conversion in full of a note and short term debt payables to third parties in the aggregate of $1,680,329. The note and short term debt payables were converted into shares of common stock at a price of approximately $0.672 per share. The shares are restricted and do not have registration rights. The conversion rate was fixed in the agreements governing the note and short term debt payables. Of the shareholders in this exchange, Yi-Min Ou, Mei-Ling Chen, and Ching-Yuan Liao were directors of the Company at the time of such exchange, and Yun-Yi Tseng was subsequently appointed CFO and a director of our company.

     On August 17, 2005, we issued 977,273 shares to Cornell Capital Partners, L.P. and 44,455 shares to Monitor Capital, Inc. We issued warrants to purchase 25,000 shares of common stock for $25 total, issued to Cornell Capital Partners, LP. We also issued 4,445,455 shares in the name of CSN: currently held by an escrow agent as pledged shares for the notes issued to Highgate House.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial conditions and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. See "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item to this Report for our critical accounting policies. No significant changes in our critical accounting policies have occurred since December 31, 2005.

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

OVERVIEW - RESULTS OF OPERATIONS

AUDITED YEAR ENDED DECEMBER 31, 2005 COMPARED TO AUDITED TEN MONTHS ENDED DECEMBER 31, 2004

     NET REVENUE. Net sales for the year ended December 31, 2005 totaled $14,320,409, compared to $15,674,613 for ten months ended December 31, 2004. The decrease in revenues for the year ended December 31, 2005 was due to a decline in the amount of sales of certain merchandise.

     COST OF SALES. Cost of revenue for the year ended December 31, 2005 totaled $12,881,717, compared to $14,924,938 for the ten months ended December 31, 2004. The decrease in cost of revenues was due to a decrease in sales. Also, our gross profit increased due to the higher margin of certain merchandise and their decline in cost but not their sales price for the year ended December 31, 2005.

     GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2005 totaled $1,535,808, compared to $1,395,388 for ten months ended December 31, 2004. The increase was due to an increase in professional fees.

     INTEREST EXPENSE. Interest expense for the year ended December 31, 2005 totaled $147,914, compared to $112,922 for ten months ended December 31, 2004. The increase in interest expense was due to the increase in debt.

     As a result of the foregoing, Income (loss) Before Income Taxes totaled $(1,057,140) for the year ended December 31, 2005 and $(854,770) for ten months ended December 31, 2004. Provision for income taxes expenses is $336 for the year ended December 31, 2005 and $109,890 for ten months ended December 31, 2004. The result of the above tax calculations resulted in a net loss of $(1,057,476) and a net loss of $(964,660), respectively, for the year ended December 31, 2005 and ten months ended December 31, 2004.

INCOME TAXES

     Provisions of $336 for taxes have been recorded for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $856,587 at December 31, 2005 and $2,010,644 at December 31, 2004. The Company's current assets totaled $9,221,630 at December 31, 2005 as compared to $6,186,420 at December 31, 2004. The Company's total current liabilities were $10,272,005 at December 31, 2005 as compared to $6,656,116 at December 31, 2004. Working capital at December 31, 2005 was $(1,050,375) and $(469,696) at December 31, 2004. During the year ended December 31, 2005, net cash (used in) operating activities was $(2,631,318) as compared to net cash used in operating activities of $(1,293,162) during the ten months in 2004. Net cash provided by financing activities was $1,496,272 and $627,153 for the year ended December 31, 2005 and ten months ended December 31, 2004, respectively. The net change in cash and cash equivalents was $(1,154,057) and $(712,929) for the year ended 2005 and ten months ended 2004, respectively.

     We have suffered recurring losses from operations, cash deficiencies and the inability to meet our maturing obligations without borrowing from related parties and restructuring debts. These issues may raise substantial concern about our ability to continue as a going concern.

     We are currently engaged in discussions with a number of companies regarding strategic acquisitions or potential financings. Although these discussions are ongoing, there can be no assurance that any of these discussions will result in actual acquisitions or a completed financing for us.

CAPITAL EXPENDITURES

     Total capital expenditures during the year ended December 31, 2005 was $66,795 for the purchase of fixed assets.

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

ITEM 7. FINANCIAL STATEMENTS

     Our Financial Statements together with the independent auditor's report thereon are included on pages F-1 through F-27 hereof.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Set forth below are the names of our directors, executive officers and key employees of as of December 31, 2005.

        Name                Age                      Title
        ----                ---                      -----
Tiao-Tsan "Andy" Lai        43       Chairman, Director, President and Chief
                                      Executive Officer
Yun-Yi "Stella" Tseng       45       Chief Financial Officer and Director
Alice Chen                  42       Vice President and Director
I-Min Ou                    36       Director, Manager - Technology Department
Chin-Yuan Liao              33       Director, Manager - Engineering Department
Mei-Chu Lai                 38       Independent Director
Kao-Yu Hung                 47       Independent Director
Chung-Chieh "Kevin" Lin     45       Independent Director
Yong Su                     50       Independent Director
Pi-Liang Liu                50       Independent Director
Chun-Chih Chen              36       Independent Director

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

     CHUN-CHIH CHEN has been a Director of our company since January 2006. He has been a Certified Public Accountant of Gu-Da Certified Public Accountant Company since August 1988. His responsibilities include preparing certified financial statements, and tax statements for Companies and individuals. From July 1985 to June 1987, Mr. Chen worked as an auditor for Wei-Shi Certified Public Accountant's Company. Mr. Chen received a Bachelor's degree in International Trade from Vanung University in 1981.

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

     The audit committee members during the year ended December 31, 2005 consisted of Mei-Chu Lai, Yu-Hung Kao and Chien-Hui Lin (later replaced by Pi-Liang Liu). Chien-Hui Lin resigned from the board of directors in August 2004. Our board of directors appointed Pi-Liang Liu to serve on the audit committee upon his appointment as director in November 2004. All of the above-listed audit committee members were or are considered "independent" under
Section 121(A) (as currently applicable to us) of the listing standards of The American Stock Exchange, as determined by our board of directors. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

     Our board of directors has determined that we have at least one audit committee financial expert, as defined in the Exchange Act, serving on our audit committee. Pi-Liang Liu is the "audit committee financial expert" and is an independent member of our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the executive officers and directors of our company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of our company to file reports of ownership and changes in ownership with the SEC. Such persons also are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, we believe that all other Section 16(a) filing requirements applicable to the reporting persons were complied with by such persons during 2005,

CODE OF ETHICS

     We have adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is available to any person, without charge, upon request to our principal executive offices at 2F-1, No. 16, Jian Ba Road, Jhonghe City, Taipei County 235, Taiwan, ROC and was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the fiscal year indicated the compensation paid by our company to the Chief Executive Officer at December 31, 2005. No other executive officer received a total annual salary and bonus exceeding $100,000.


Name and Principal Position        Year         Salary (US$)      Bonus (US$)
---------------------------        ----         ------------      -----------
Tiao-Tsan "Andy" Lai               2005           $24,400           $1,700
                                   2004(1)        $26,000           $2,600
                                   2003           $31,200           $2,600

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

     Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The Audit Committee

Kao-Yu Hung
Mei-Chu Lai
Pi-Liang Liu

Independent Directors, City Network, Inc.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of December 31, 2005, the number and percentage of our outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge is the beneficial owner of more than 5% of the outstanding common stock.

                                            Number of          Percent of
                                             Shares           Common Stock
                                          Beneficially        Beneficially
 Name and Address (1)                       Owned (2)            Owned
 --------------------                       ---------            -----
Tiao-Tsan "Andy" Lai                       2,000,000              6.0%
Yun-Yi "Stella" Tseng                        844,000              2.5%
Alice Chen                                    66,000                *
I-Min Ou                                      25,000                *
Chin-Yuan Liao                                50,000                *
Mei-Chu Lai                                  648,000              2.0%
Yu-Hung Kao                                1,161,000              3.5%
Chung-Chieh "Kevin" Lin                            0                *
Yong Su                                            0                *
Pi-Liang Liu                                       0                *
Chun-Chih Chen                                     0                *
All officers and directors as a
 group (10 persons)                        4,794,000             14.5%

----------
* Indicates less than one percent.
(1) The address of each holder is c/o City Network, Inc., 2F-1, No. 16, Jian Ba Road, Jhonghe City, Taipei County 235, Taiwan, ROC.
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

CHANGE IN CONTROL

     There are currently no arrangements which would result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2005, we had a non-interest-bearing loan from Tiao-Tsan Lai, our Chairman, director, President and Chief Executive Officer, in the amount of $827,094. As of December 31, 2005, we had a non-interest-bearing loan from Stella Tseng, our Chief Financial Officer and director, in the amount of $304,400.

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this Form 10-KSB.

     1.   The  following   financial   statements  of  our  company,   with  the
          independent auditor's report, are filed as part of this Form 10-KSB:

           Independent Auditor's Report                                    F-1
           Consolidated Balance Sheets                                     F-2
           Consolidated Statements of Income                               F-4
           Consolidated Statements of Cash Flow                            F-5
           Consolidated Statements of Changes in Stockholders' Equity      F-7
           Notes to Consolidated Financial Statements                      F-8

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

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Previously filed with the SEC as an Exhibit to City Network's Form 8-K filed March 5, 2003, and incorporated herein by reference.
(2) Previously filed with the SEC as an Exhibit to City Network's Form SB-2 filed May 18, 2001, and incorporated herein by reference.
(3) Previously filed with the SEC as an Exhibit to City Network's Proxy Statement filed March 21, 2003, and incorporated herein by reference.
(4) Previously filed with the SEC as an Exhibit to City Network's Annual Report on Form 10-KSB filed on April 15, 2005, and incorporated herein by reference
(5) Previously filed with the SEC as an Exhibit to City Network's Annual Report on Form 10-KSB filed June 16, 2004, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT AND FEES

     During fiscal year ended December 31, 2005, our principal independent auditor was Simon & Edward, LLP. The following are the services provided and the amount billed.

AUDIT FEES

     The aggregate fees billed by Simon & Edward, LLP for professional service rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005, were $42,500.

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, Simon & Edward, LLP did not bill any fees for services rendered to us during the fiscal year ended December 31, 2005 for assurance and related service in connection with the audit or review of our consolidated financial statements.

TAX FEES

     Simon & Edward, LLP did not provide any tax services to the Company during the fiscal year ended December 31, 2005.

ALL OTHER FEES

     There were no fees billed by Simon & Edward, LLP for other professional services rendered during the fiscal year ended December 31, 2005.

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

                                 CITY NETWORK, INC.

                                 By: /s/ Tiao-Tsan Lai
                                   --------------------------------------
                                   Tiao-Tsan Lai
                                   Chief Executive Officer

Date: April 17, 2006


                                 By: /s/ Yun-Yi Tseng
                                   --------------------------------------
                                   Yun-Yi Tseng
                                   Chief Financial Officer

Date: April 17, 2006


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

             Name                    Title                  Date

Name                                      Title                        Date
----                                      -----                        ----

/s/ Tiao-Tsan Lai               Director, Chairman and Chief      April 17, 2006
--------------------------      Executive Officer (Principal
Tiao-Tsan Lai                   Executive Officer)

/s/ Yun-Yi Tseng                Director and Chief Financial      April 17, 2006
--------------------------      Officer (Principal Accounting
Yun-Yi Tseng                    Officer)

/s/ Alice Chen                  Director                          April 17, 2006
--------------------------
Alice Chen

/s/ Chin Yuan Liao              Director                          April 17, 2006
--------------------------
Chin-Yuan Liao

/s/ I-Min Oun                   Director                          April 17, 2006
--------------------------
I-Min Oun

/s/ Mei-Chu Lai                 Director                          April 17, 2006
--------------------------
Mei-Chu Lai

/s/ Kao-Yu Hung                 Director                          April 17, 2006
--------------------------
Kao-Yu Hung

/s/ Chung Chich Lin             Director                          April 17, 2006
--------------------------
Chung Chich Lin

/s/ Yang Su                     Director                          April 17, 2006
--------------------------
Yang Su

/s/ Pi-Liang Lu                 Director                          April 17, 2006
--------------------------
Pi-Liang Lu

CITY NETWORK, INC. AND
SUBSIDIARIES

FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                       CITY NETWORK, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm              F-1

Consolidated Balance Sheets                                          F-2 - F-3

Consolidated Statements of Income                                    F-4

Consolidated Statements of Cash Flows                                F-5 - F-6

Consolidated Statements of Changes in Stockholders' Equity           F-7

Notes to Consolidated Financial Statements                           F-8 - F-27







                               Simon & Edward, LLP
                        17700 Castleton Street, Suite 200
                           City of Industry, CA 91748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of City Network, Inc.

Gentlemen:

We have audited the accompanying consolidated balance sheet of City Network, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of City Network, Inc. for the ten months ended December 31, 2004 were audited by other auditors whose report, dated March 7, 2005, on those statements included an explanatory paragraph that described the litigation discussed in Note O to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note S to the financial statements, the Company has suffered recurring losses from operations and the inability to meet its maturing obligations without borrowing from related parties and restructuring debts. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note S. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Simon & Edward, LLP

City of Industry, California
March 11, 2006

                       CITY NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004


                                                     December 31, 2005      December 31, 2004
                                                     -----------------      -----------------
                          ASSETS

Current Assets
  Cash and cash equivalents                             $   856,587            $ 2,010,644
  Accounts receivable, net                                4,371,110              3,333,990
  Inventory                                                 252,608                732,027
  Other receivables                                         241,304                  6,863
  Prepaid expenses                                        3,500,021                102,896
                                                        -----------            -----------

      Total Current Assets                                9,221,630              6,186,420
                                                        -----------            -----------

Fixed Assets, net                                         2,391,422              2,586,872
                                                        -----------            -----------

Other Assets
  Deposits                                                  503,579              1,724,542
  Cash held for compensating balances                     1,380,992                      0
  Construction in progress                                  418,105                      0
  Trademarks                                                  1,727                  1,812
  Equity in net assets of affiliated company                790,842                829,008
  Intangible assets                                         923,347                961,053
  Other assets                                                    0                  8,255
                                                        -----------            -----------
      Total Other Assets                                  4,018,592              3,524,670
                                                        -----------            -----------
      Total Assets                                      $15,631,644            $12,297,962
                                                        ===========            ===========

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                                   December 31, 2005        December 31, 2004
                                                                   -----------------        -----------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                               $  1,471,867             $  3,335,286
  Convertible note payable                                                 250,000                        0
  Due to related party                                                   1,131,494                   80,083
  Deferred revenue                                                       3,198,414                   14,566
  Current portion, long-term debt                                        4,220,230                3,226,181
                                                                      ------------             ------------

       Total Current Liabilities                                        10,272,005                6,656,116

Long-term debt, net of current portion                                     572,668                  246,330
                                                                      ------------             ------------

      Total Liabilities                                                 10,844,673                6,902,446
                                                                      ------------             ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 32,967,183 shares issued and 28,521,728
   shares outstanding at December 31, 2005, and 27,500,000
   shares issued and outstanding at December 31, 2004                       32,967                   27,500
  Additional paid in capital                                             6,157,479                5,937,946
  Other comprehensive income                                               366,384                  142,453
  Accumulated deficit                                                   (1,769,859)                (712,383)
                                                                      ------------             ------------
      Total capital and retained deficit                                 4,786,971                5,395,516
  Less: cost of treasury stock                                                   0                        0
                                                                      ------------             ------------

      Total Stockholders' Equity                                         4,786,971                5,395,516
                                                                      ------------             ------------
      Total Liabilities and Stockholders' Equity                      $ 15,631,644             $ 12,297,962
                                                                      ============             ============

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND TEN MONTHS ENDED DECEMBER 31, 2004

                                                        December 31, 2005        December 31, 2004
                                                        -----------------        -----------------
Sales, net                                                 $ 14,320,409             $ 15,674,613

Cost of sales                                                12,881,717               14,924,938
                                                           ------------             ------------

      Gross Profit                                            1,438,692                  749,675

General and administrative expenses                           1,535,808                1,395,388
                                                           ------------             ------------
      Income (loss) from operations                             (97,116)                (645,713)
                                                           ------------             ------------
Other (Income) Expense
  Interest income                                                (8,985)                  (3,785)
  Rental income                                                (187,020)                 (17,858)
  Commission income                                              (3,846)                    (281)
  (Gain) loss on currency exchange                                9,721                  (10,720)
  Other income (expense)                                         24,518                  (32,120)
  Reserve for bad debt                                          848,517                  185,858
  Equity in earnings of investee                                 38,167                  (58,330)
  Miscellaneous                                                  12,791                    1,303
  Loss on sale of fixed assets                                   78,247                   32,068
  Interest expense                                              147,914                  112,922
                                                           ------------             ------------
      Total Other (Income) Expense                              960,024                  209,057
                                                           ------------             ------------
      Income (loss) before income taxes                      (1,057,140)                (854,770)

Provision for income taxes                                          336                  109,890
                                                           ------------             ------------

      Net income (loss)                                    $ (1,057,476)            $   (964,660)
                                                           ============             ============

Net income (loss) per share (basic and diluted)
  Basic                                                    $     (0.038)            $     (0.035)
  Diluted                                                  $     (0.038)            $     (0.035)

Weighted average number of shares
  Basic                                                      27,925,720               27,500,000
  Diluted                                                    27,925,720               27,500,000

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND TEN MONTHS ENDED DECEMBER 31, 2004


                                                                      December 31, 2005       December 31, 2004
                                                                      -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                      $(1,057,476)            $  (964,660)

  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                           182,518                 161,296
     Equity in earnings of investee                                           38,167                 (58,330)
     Bad debt                                                                848,517                 185,858
     Losses on fixed assets obsolescence                                       6,412                       0
     Inventory valuation loss and obsolescence                                 7,186                       0
     Loss (Gain) on disposal of property, plant and equipment                 78,247                  32,068
     Loss (Gain) on foreign currency exchange                                  9,721                 (10,720)
     Decrease (Increase) in notes and accounts receivables                (1,922,705)              3,839,159
     Decrease (Increase) in other receivables                               (299,175)                119,629
     Decrease (Increase) in inventories                                       35,470                 178,163
     Decrease (Increase) in deposit                                        1,222,390              (1,468,836)
     Decrease (Increase) in prepaid expenses and other current assets     (3,191,788)                446,848
     Increase (Decrease) in accounts payable and accrued expenses         (1,883,119)             (3,503,334)
     (Decrease) Increase in deferred revenue                               3,202,876                (245,932)
     (Decrease) Increase in deposits payable                                       0                  (4,371)
     (Decrease) Increase in other liabilities                                 91,441                       0
                                                                         -----------             -----------
          Total Adjustments                                               (1,573,842)               (328,502)
                                                                         -----------             -----------

          Net cash provided by (used in) operating activities             (2,631,318)             (1,293,162)
                                                                         -----------             -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of property, plant and equipment                389,160                  35,462
      Purchases of property, plant and equipment                             (66,795)                 (5,008)
      Increase in deferred expenses                                         (155,850)                      0
                                                                         -----------             -----------

          Net cash provided by investing activities                          166,515                  30,454
                                                                         -----------             -----------

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FISCAL YEAR ENDED DECEMBER 31, 2005 AND TEN MONTHS ENDED DECEMBER 31, 2004

                                                                  December 31, 2005       December 31, 2004
                                                                  -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                $ 9,028,025             $ 5,621,631
  Payment on notes payable                                            (8,156,025)             (5,217,702)
  Payment of loan from related party                                      (6,256)               (455,227)
  Cash held for compensating balances                                 (1,263,540)                      0
  Loan from related party                                              1,057,667                 200,498
  Issuance of convertible notes payable                                  250,000                       0
  Issuance of notes payable                                              586,401                 477,953
                                                                     -----------             -----------

          Net cash provided by financing activities                    1,496,272                 627,153
                                                                     -----------             -----------
Effect of exchange rate change on cash                                  (185,526)                (77,374)

Net change in cash and cash equivalents                               (1,154,057)               (712,929)
                                                                     -----------             -----------
Cash and cash equivalents at beginning of year                         2,010,644               2,723,573
                                                                     -----------             -----------
Cash and cash equivalents at end of year                             $   856,587             $ 2,010,644
                                                                     ===========             ===========

Supplemental cash flows disclosures:
  Income tax payments                                                $   163,284             $    35,750
                                                                     -----------             -----------
  Interest payments                                                  $   147,914             $   112,922
                                                                     -----------             -----------
Non cash transaction:
  Conversion of debt to equity                                       $         0             $ 1,680,329
                                                                     -----------             -----------

  Issuance of common stock for prepayment of stock issuance costs    $   225,000             $         0
                                                                     -----------             -----------

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     DECEMBER 31, 2005 AND DECEMBER 31, 2004

                                                    December 31, 2005        December 31, 2004
                                                    -----------------        -----------------
Common stock, number of shares
  Balance at beginning of period                         27,500,000               25,000,000
  Common stock issued                                     5,467,183                2,500,000
                                                       ------------             ------------

  Balance at end of period                               32,967,183               27,500,000
                                                       ------------             ------------
Treasury stock, number of shares
  Balance at beginning of period                                  0                        0
  Treasury stock acquired                                 4,445,455                        0
                                                       ------------             ------------
  Balance at end of period                                4,445,455                        0
                                                       ------------             ------------
Common stock, par value $.001
  Balance at beginning of period                       $     27,500             $     25,000
  Common stock issued                                         5,467                    2,500
                                                       ------------             ------------
  Balance at end of period                                   32,967                   27,500
                                                       ------------             ------------
Additional paid in capital
  Balance at beginning of period                          5,937,946                4,260,117
  Issuance of stock                                         219,533                1,677,829
                                                       ------------             ------------
  Balance at end of period                                6,157,479                5,937,946
                                                       ------------             ------------
Other comprehensive income
  Balance at beginning of period                            142,453                   29,663
  Foreign currency translation                              223,931                  112,790
                                                       ------------             ------------
  Balance at end of period                                  366,384                  142,453
                                                       ------------             ------------
Retained earnings (deficits)
  Balance at beginning of period                           (712,383)                 252,277
  Net income (loss)                                      (1,057,476)                (964,660)
                                                       ------------             ------------
  Balance at end of period                               (1,769,859)                (712,383)
                                                       ------------             ------------
Less: Cost of treasury stock                                      0                        0
                                                       ------------             ------------

Total stockholders' equity at end of period            $  4,786,971             $  5,395,516
                                                       ============             ============

                   See Accompanying Notes and Auditor's Report

                       CITY NETWORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - ORGANIZATION

      City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc. -Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Construction was incorporated under the laws of Republic of China on October 10, 2003. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan, and City Construction. Collectively the four corporations are referred to herein as the "Company".

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

      The Company has also recently begun the development of its construction business. The Company plans to develop and build commercial and residential buildings, industry factory buildings, and professional buildings. The Company has entered co-construction agreements for the development of land in Keelung, Taiwan and the purchase of materials with a company in Vietnam, as further described in Note H herein.

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

          Furniture and Fixtures               5 years
          Equipment                            5 years
          Computer Hardware and Software       3 years
          Building and Improvements           50 years

      INTANGIBLE ASSETS

      Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the years ended December 31, 2005 and 2004. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

      EXCHANGE GAIN (LOSS)

      During year ended December 31, 2005 and 2004, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan dollars at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      TRANSLATION ADJUSTMENT

      As of December 31, 2005 and 2004, the accounts of City Network, Inc. - Taiwan and City Construction were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

      As of December 31, 2005 and 2004 the exchange rates between NTD and the USD was NTD$1=USD$0.03044 and NTD$1=USD$0.03128, respectively. The weighted-average rate of exchange between NTD and USD was NTD$1=USD$0.03117 and NTD$1=USD$0.02998,
      respectively. Total translation adjustment recognized for the year ended December 31, 2005 and 2004 is $366,384 and $142,453, respectively.

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

      INVENTORY

      Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2005 and 2004, inventory consisted only of finished goods.

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

      NEW ACCOUNTING PRONOUNCEMENTS

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

      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, and it expects that the adoption of SFAS 123R will have no material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

      In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

      In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

      In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position,

NOTE C - CONCENTRATION

     The Company had three major customer during the year ended December 31, 2005. Sales to these customers were approximately $5,538,182. Those customers comprise 39% of the total sales during the year ended December 31, 2005. Included in accounts receivable is approximately $2,765,202 from these customers as of December 31, 2005.

Note D -CASH

      The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,440. As of December 31, 2005, there were $1,836,846 in uninsured balances held at these banks.

Note E - COMPENSATING BALANCES

      The company, under the terms of its lines of credit with two banks in Taiwan, has agreed to maintain a compensating balance equal to at least 30% to 35% of the outstanding loan balance. As of December 31, 2005, $1,380,992 of cash is restricted for this purpose (see Note L).

Note F - FIXED ASSETS

      Fixed assets consist of the following:

                                       December 31, 2005       December 31, 2004
                                       -----------------       -----------------
      Land                                $ 1,909,023             $ 1,916,328
      Building                                      0                 283,977
      Machinery and equipment                 512,433                 430,880
      Furniture and fixtures                  208,705                 143,655
                                          -----------             -----------

                                          $ 2,630,161             $ 2,774,840

      Accumulated depreciation               (238,739)               (187,968)
                                          -----------             -----------

                                          $ 2,391,422             $ 2,586,872
                                          ===========             ===========

Note G - INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                       December 31, 2005       December 31, 2004
                                       -----------------       -----------------
      Trademarks                          $     2,222             $     2,150
      Intangible asset                      1,065,400               1,000,000
                                          -----------             -----------

                                          $ 1,067,622             $ 1,002,150

      Accumulated depreciation               (142,548)                (39,285)
                                          -----------             -----------

                                          $   925,074             $   962,865
                                          ===========             ===========

Note H- COMMITMENTS

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

      Co-Construction Agreements - In April 2004, City Construction Co., Ltd. placed a refundable performance bond in the amount of $231,344 with the court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owners of the land. The Company is currently in discussion with the landowners regarding the terms of the project.

      In March 2005, City Construction Co., Ltd. entered a Co-Construction Agreement with three individuals who own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and, upon completion, will own 60% of the building project. The Company agreed to make refundable deposits, as security, totaling approximately $91,320 payable at various agreed upon phases of the construction. The deposits will be returned within 2 years after the construction is completed. As of December 31, 2005, the Company has paid $91,320 as part of the refundable security deposit and $418,105 as construction in progress on the building.

      On July 20, 2005, and as amended on September 22, 2005, the Company entered into a contract with a company in Vietnam. Per the terms of the contract the Company has agreed to procure materials and equipment related to the construction of a commercial building in Vietnam. As of December 31, 2005, the Company received an advance of $3,000,000 on this contract and is using these funds to purchase the related materials.

      On July 25, 2005 the Company entered into a contract with a company in Samoa to purchase materials from them related to the above Vietnam contract. The total purchases will be approximately $3,000,000. As of December 31, 2005, the Company advanced approximately $2,740,000 to this vendor.

      Operating Leases - The Company leases office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $50,335 for the year ended December 31, 2005. The Company has future minimum lease obligations as follows:

                    Year               Amount
                    ----               ------
                    2006              $43,834
                    2007               20,090
                                      -------
                    Total             $63,924
                                      =======

      On December 16, 2005, the Company entered a letter agreement (the "Term Sheet") with Cornell Capital Partners, LP committing to enter into definitive documents for a proposed transaction. In the transaction, the Company will issue secured convertible debentures (the "Notes") in an aggregate principal amount of up to $650,000 to Cornell Capital or Highgate House Funds, Ltd. ("Highgate House," and together with Cornell Capital, the "Investor"), an affiliate of Cornell Capital. The Company plans to use a portion of the Notes to redeem $250,000 in aggregate principal amount, plus accrued interest, of secured convertible debentures issued pursuant to a Securities Purchase Agreement, dated August 10, 2005, by and between the Company and Highgate House (the "Original Notes").

      Under the Term Sheet, the Notes will mature three years after issuance. A 20% redemption premium on the principal amount of the Notes is due when they are redeemed. Additionally, an annual interest rate of 7% (calculated on the basis of a 360-day year) accrues on the outstanding principal amount of the Notes. The Notes will be secured by substantially all of the assets of the Company and its direct and indirect wholly-owned subsidiaries, City Technology, Inc., City Network, Inc.--Taiwan and City Construction Co., Ltd.; a pledge of the 4,445,455 shares of common stock, par value $0.001 per share, securing the Original Notes; and a pledge of 2,000,000 additional shares of common stock. The 2,000,000 additional shares of common stock will be pledged only if Notes exceeding $275,000 in aggregate principal amount are issued. The Notes are convertible into Common Stock based on at the lower of (a)$0.268 per share or (b) ninety-five percent (95%) of the lowest volume weighted average price of the Common Stock, as reported by Bloomberg, LP, for the thirty (30) trading days preceding the conversion. Upon signing the definitive documents for the transaction, the Company will issue to the Investor a five-year warrant (the "Warrant") to purchase 500,000 shares of Common Stock (the "Warrant Shares") at an exercises price of $0.001 per share. The Company will also agree to register the Common Stock underlying the Notes and the Warrant.

      Upon signing definitive documents for the transaction, the Standby Equity Distribution Agreement between the Company and Cornell Company, the Investor Registration Rights Agreement between the Company and Cornell Capital, the Escrow Agreement among the Company, Cornell Capital and David Gonzalez, Esq., as escrow agent, and the Registration Rights Agreement between the Company and Cornell Capital, each dated August 10, 2005, will be terminated, and each party to the agreements will release the other parties from all obligations under the agreements.

      The aggregate number of shares of Common Stock to be issued pursuant to the definitive agreements for the transaction may not equal or exceed 5,500,000 shares in the aggregate (constituting 20% of the Company's outstanding Common Stock as of August 10, 2005).

Note I - LONG-TERM INVESTMENT

      On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of December 31, 2005 and 2004 the Company recognized a loss of $38,167 and an income of $58,330 from their acquisition.

Note J - COMPENSATED ABSENSES

      Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2005 and 2004 vacation liability existed in the amount of $911 and $1,892 respectively.

Note K - INCOME TAXES

      Total Federal and State income tax expense for the years ended December 31, 2005 and 2004 amounted to $336 and $109,890, respectively. For the years ended December 31, 2005 and 2004, there is no difference between the federal statutory tax rate and the effective tax rate.

      The following is a reconciliation of income tax expense:

      12/31/05          U.S.          State       International       Total
      --------          ----          -----       -------------       -----
      Current        $      0       $      0         $    336        $    336
      Deferred              0              0                0               0
                     --------       --------         --------        --------

      Total          $      0       $      0         $    336        $    336
                     ========       ========         ========        ========

      12/31/04          U.S.          State       International       Total
      --------          ----          -----       -------------       -----
      Current        $      0       $      0         $109,890        $109,890
      Deferred              0              0                0               0
                     --------       --------         --------        --------

      Total          $      0       $      0         $109,890        $109,890
                     ========       ========         ========        ========

      Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                                  12/31/05         12/31/04
                                                  --------         --------
      Federal statutory tax rate                      34%              34%
      State, net of federal benefit                    0%               0%
                                                    ----             ----
      Effective tax rate                              34%              34%
                                                    ====             ====

Note L - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2005 and 2004 are as follows:

                                      Foreign Currency       Accumulated Other
                                    Translation Adjustment  Comprehensive Income
                                    ----------------------  --------------------
      Balance at February 29, 2004        $ 29,663               $ 29,663
      Change for 2004                     $112,790               $112,790
                                          --------               --------

      Balance at December 31, 2004        $142,453               $142,453
      Change for 2005                     $223,931               $223,931
                                          --------               --------

      Balance at December 31, 2005        $366,384               $366,384
                                          ========               ========

NOTE M - DEBT

      At December 31, 2005 and 2004, the Company had notes payable outstanding in the aggregate amount of $4,792,898 and $ $3,472,511, respectively. Payable as follows:

              December 31, 2005                                          December 31, 2004
              -----------------                                          -----------------
      Note  payable  to  a  bank  in  Taiwan,                 Secured  note payable to a bank in
      interest  at 3.838% per  annum,  due by                 Taiwan,  interest  at  3.175%  per
      October 8, 2006                         $ 487,040       annum, due by May 29, 2016             $ 280,689

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      August 31, 2006                           913,200       by October 8, 2005                      500,480

      Secured  note  payable  to  a  bank  in                 Note  payable to a bank in Taiwan,
      Taiwan,  interest  at 5.906% per annum,                 interest at 3.828% per annum,  due
      due by September 28, 2006                 232,483       by February 13, 2005                    125,120

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest  at 4.42% per annum,  due
      January 27, 2006                           45,660       by March 29, 2005                       246,921

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest  at 4.42% per annum,  due
      February 3, 2006                           96,206       by March 15, 2005                        68,004

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest  at 4.42% per annum,  due
      February 3, 2006                          123,693       by April 11, 2005                        76,548

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest  at 4.42% per annum,  due
      February 17, 2006                         233,802       by April 10, 2005                        54,995

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest  at 4.42% per annum,  due
      February 21, 2006                         219,739       by May 29, 2005                         233,493

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      February 25, 2006                          24,352       by March 10, 2005                       196,563

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      March 3, 2006                              69,950       by February 15, 2005                     60,761

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      March 24, 2006                            295,919       by March 8, 2005                        141,511

              December 31, 2005                                          December 31, 2004
              -----------------                                          -----------------
      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      April 1, 2006                             279,553       by March 2, 2005                         35,121

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      April 21, 2006                            435,872       by March 15, 2005                        43,498

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      April 28, 2006                            422,811       by March 11, 2005                        13,085

      Note  payable  to  a  bank  in  Taiwan,                 Note  payable to a bank in Taiwan,
      interest  at 3.838% per  annum,  due by                 interest at 3.616% per annum,  due
      January 17, 2006                          339,950       by April 9, 2005                        591,192

      Note  payable  to  a   corporation   in                 Note  payable to a bank in Taiwan,
      Taiwan,  no  interest,  due by February                 interest at 3.616% per annum,  due
      10, 2010                                  572,668       by April 9, 2005                         53,895

                                                              Note  payable to a bank in Taiwan,
                                                              interest at 3.616% per annum,  due
                                                              by April 9, 2005                         59,521

                                                              Note  payable to a bank in Taiwan,
                                                              interest  at 3.26% per annum,  due
                                                              by March 11, 2005                       312,752

                                                              Note  payable to a bank in Taiwan,
                                                              interest  at 3.26% per annum,  due
                                                              by April 22, 2005                       121,866

                                                              Note  payable  to a corporation in
                                                              Taiwan, interest   at  6.265%  per
                                                              annum,   due  by November 20, 2005,
                                                              personally guaranteed by
                                                              an office of the Company                256,496
                                             ----------                                            ----------
      Total                                   4,792,898                                             3,472,511

      Current portion                        $4,220,230                                            $3,226,181
                                             ----------                                            ----------

      Long-term portion                      $  572,668                                            $  246,330
                                             ==========                                            ==========

NOTE N - RELATED PARTY TRANSACTIONS

      Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

      Andy Lai - As of December 31, 2005 and 2004, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $827,094 and $73,827, respectively.

      Huang Hui Maio - As of December 31, 2004, the Company has a non interest-bearing loan from Huang Hui Maio, a shareholder of the Company, in the amount of $6,256.

      Stella  Tseng  -  As  of  December  31,  2005,   the  Company  has  a  non
      interest-bearing loan from Stella Tseng, a shareholder of the Company, in the amount of $304,400.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE P - STOCK

      In May 2004, the Company issued 2,500,000 shares of its common stock as consideration for the conversion in full of a note and short term debt payable to third parties in the aggregate of $1,680,329. The note and short term debt payable were converted into shares of common stock at a price of approximately $0.672 per share.

NOTE Q - SEGMENT REPORTING

     The Company has two principal operating segments which are (1) the production of broadband communication and wireless internet access products, (2) other, including building constructions and procurement of material and equipment related to construction. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.

     The Company has determined that broadband communication and wireless internet access products operating segment are reportable segments as they meet the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

      The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The Company's construction operating segment is currently in the development stage during 2005 and has no revenues. The accounting policies of the business segments are the same as those described in "Note A: Summary of Significant Accounting Policies." The table on the following page shows the operations of the Company's reportable segments:

                                              Broadband
                                             communication
                                             and wireless
                                           internet access
                                               products           Other (1)         Consolidated
                                               --------           ---------         ------------
      2004
      Sales to unaffiliated customers        $ 15,674,613       $          0        $ 15,674,613
      Intersegment sales                                0                  0                   0
      Net sales                                15,674,613                  0          15,674,613
      Income (loss) before taxes                 (836,465)           (18,305)           (854,770)
      Total assets (2)                         11,895,348            402,614          12,297,962
      Property additions (3)                        5,008                  0               5,008
      Interest expense                            112,922                  0             112,922
      Interest revenue                              3,785                  0               3,785
      Depreciation and amortization (3)           161,296                  0             161,296

      2005
      Sales to unaffiliated customers        $ 14,320,409       $          0        $ 14,320,409
      Intersegment sales                                0                  0                   0
      Net sales                                14,320,409                  0          14,320,409
      Income (loss) before taxes                 (376,521)          (680,619)         (1,057,140)
      Total assets (2)                         10,769,071          4,637,573          15,406,644
      Property additions (3)                       66,795                  0              66,795
      Interest expense                            147,914                  0             147,914
      Interest revenue                              8,985                  0               8,985
      Depreciation and amortization (3)           182,518                  0             182,518

     ----------
     (1) Revenue from segments below the quantitative thresholds are attributable to two operating segments of the Company. Those segments include building constructions and procurement of material and equipment related to construction. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.
     (2) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, unallocated fixed assets of support divisions and common facilities, and certain other assets.
     (3) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

      Also, because all of the Company's sales are derived from the sales of products outside of the United States, all long-lived assets are located outside the United States.

NOTE R - LEGAL PROCEEDINGS

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

      In August 2004, City Network Inc.-Taiwan filed a lawsuit against the owner of Hwa-Ching Co., as well as the following eight individuals in Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. City Network Inc.-Taiwan sought approximately NT$27 million or approximately US$900,000. In January 27 2006, the court reached a verdict and found three individuals guilty of fraud and another two individual not guilty. In connection to the litigation against the other three individuals, the court has not yet reached a verdict.

      In December 2004, the Company filed a lawsuit against Tain-Kang Co., a customer of Hwa-Ching Co. in Taipei District Court claiming damages owed to Hwa-Ching from Tain-Kang in the amount of approximately NT$5,796,000 or US$172,963 to cover the outstanding account payable owed by Hwa-Ching to the Company. In November 2005, Taipei District Court reached the judgment in favor of defendant. The Company filed appeal to Taiwan High Court. During the appeal, the Company reduced the claimed amount to NT$3,796,000 or US$115,550 due to Tain-Kang has provided the proof of payments of NT$2,000,000 in the court. To date, the court has not yet reached a verdict on this case.

      RPPI International Ltd. - As of June 21, 2005, City Network Inc.-Taiwan settled a litigation with RPPI International Ltd. (or Rong-Dian), a vendor of the Company.

      On October 10, 2004, Rong-Dian filed a lawsuit against City Network Inc.-Taiwan in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for two different purchase agreements that City Network Inc.-Taiwan entered with them and two third parties. Rong-Dian sought the aggregate amount of approximately NT$40.2 million or US$1.2 million for the alleged breaches. One purchase agreement was for an order that City Network Inc.-Taiwan sold to Hwa-Ching Co. in the amount of approximately NT$27.3 million or US$900,000 and the other purchase agreement was for an order City Network Inc.-Taiwan sold to a separate customer of the Company in the amount of approximately NT$12.9 million or US$390,909.

      On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network
      Inc.-Taiwan  agreed  to pay  Rong-Dian  a total of  approximately  NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.-Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc.-Taiwan intends to pay the balance of approximately NT$27.3 million or US$827,272 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,910 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$25,870 instead of
      NT$500,000 or US$15,910. To date approximately NT$2.5 million, or approximately US$76,000, has been paid on this liability.

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

      Shanghai Bank - On January 24, 2005, Shanghai Commercial and Savings Bank ("Shanghai Bank") filed a lawsuit with the Taipei District Court against the Company claiming approximately NT$12 million or approximately US$387,000 for the payment of an unpaid purchase price for goods. The Company purchased such goods from Chin Shin and Chin Shin assigned the account receivable to Shanghai Bank. As such, Shanghai Bank sued the Company for the payment of those goods. However,the Company returned the said goods because they were defective.

      On November 24, 2005, the Company entered a settlement agreement with Shanghai Bank and the district court lifted the lawsuit against the Company. In the settlement agreement, the City Network Inc.- Taiwan agreed to pay Shanghai Bank a total of NT$5,100,000 or US$ 155,244. In December 2005, City Network, Inc.- Taiwan paid Shanghai Bank NT$1,100,000 or US$33,484. City Network, Inc.- Taiwan intends to pay the balance of NT$4,000,000 or US$121,760 to Shanghai Bank in 4 separate checks. These checks will be payable for each 2 months, beginning on February 25, 2006. To date NT$2,100,000 or US $63,924 has been paid on this liability.

NOTE S- GOING CONCERN

      The Company has suffered recurring losses from operations, cash deficiencies and the inability to meet its maturing obligations without borrowing from related parties and restructuring debts. These issues may raise substantial concern about its ability to continue as a going concern.

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

NOTE T - SUBSEQUENT EVENTS

      On January 24, 2006, City Network, Inc. - Taiwan (the "Purchaser"), entered into a Purchase and Sale Agreement with Wang, Rong-Zong (the "Seller") pursuant to which the Purchaser agreed to purchase and the Seller agreed to sell property located in the City of Tou-Liu, Yun-Lin County, including Lots 38-436, 37-126 and 37-125, and otherwise known as Building B, #222, Chunghwa Rd., Tou-Liu City, Yun-Lin County, Taiwan ROC, for an aggregate purchase price equal to approximately $2 million (NTD 64,000,000). The aggregate purchase price is payable in four installments as follows: (i) $312,940 (NTD 10,000,000), (ii) $250,352 (NTD 8,000,000),
      (iii) $190,738 (NTD 6,100,000) and (iv) $1.25 million (NTD 39,900,000).

      As of the date hereof, the Purchaser has paid the first and second payments to the Seller for a total amount equal to approximately $562,000 (NTD 18,000,000). The Purchaser will pay the third payment to the Seller after payment, by the Seller, of the outstanding property taxes on the land. The Purchaser will pay the final payment to the Seller upon receipt of a mortgage in the amount of approximately $1.25 million (NTD
      39,900,000). On January 23, 2006, the Purchaser was approved for a mortgage in the amount of approximately $1.25 million (NTD 39,900,000) by Hua Nan Commercial Bank but the Purchaser has not yet received the cash amount of the mortgage.

      On January 24, 2006, the Purchaser issued a check to the Seller in the amount of approximately $1.25 million (NTD 39,900,000) as a guarantee of the Purchaser's payment of the outstanding purchase price (the "Guarantee"). The Seller agreed to return the Guarantee to the Purchaser upon the Purchaser's receipt of the full mortgage and the Seller's receipt of the outstanding purchase price.


                                     ******