Form 10QSB
period 2006-03-31
CITY NETWORK INC
filed 2006-05-22
CIK 1140827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2006


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

As of May 22, 2006, there were 32,967,183 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                Table Of Contents

PART I - FINANCIAL INFORMATION..............................................  3

   Item 1.  Financial Statements............................................  3

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 26

   Item 3.  Controls and Procedures......................................... 30

PART II - OTHER INFORMATION................................................. 31

   Item 1.  Legal Proceedings............................................... 31

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 31

   Item 3.  Defaults Upon Senior Securities................................. 31

   Item 4.  Submission of Matters to a Vote of Security Holders............. 31

   Item 5.  Other Information............................................... 31

   Item 6.  Exhibits........................................................ 32

SIGNATURES ................................................................. 33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                     March 31, 2006     December 31, 2005
                                                     --------------     -----------------
                                                       (Unaudited)
                               ASSETS

Current Assets
  Cash and cash equivalents                           $    83,413          $   856,587
  Accounts receivable, net                              4,263,567            4,371,110
  Inventory                                               356,322              252,608
  Other receivables                                       431,301              241,304
  Prepaid expenses                                      5,071,441            3,500,021
  Short-term investments                                  922,200                   --
                                                      -----------          -----------

      Total Current Assets                             11,128,244            9,221,630
                                                      -----------          -----------

Fixed Assets, net                                       3,170,012            2,391,422
                                                      -----------          -----------
Other Assets
  Deposits                                                511,616              503,579
  Cash held for compensating balances                   1,291,506            1,380,992
  Construction in progress                                 32,662              418,105
  Trademarks                                                1,707                1,727
  Equity in net assets of affiliated company              761,571              790,842
  Intangible assets                                       914,515              923,347
                                                      -----------          -----------

      Total Other Assets                                3,513,577            4,018,592
                                                      -----------          -----------

      Total Assets                                    $17,811,833          $15,631,644
                                                      ===========          ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                      March 31, 2006       December 31, 2005
                                                                      --------------       -----------------
                                                                       (Unaudited)
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                $  2,474,507           $  1,471,867
  Convertible note payable                                                  250,000                250,000
  Due to related party                                                    1,106,195              1,131,494
  Deferred revenue                                                        3,220,301              3,198,414
  Current portion, long-term debt                                         3,641,753              4,220,230
                                                                       ------------           ------------

      Total Current Liabilities                                          10,692,756             10,272,005

Long-term debt, net of current portion                                    2,360,985                572,668
                                                                       ------------           ------------

          Total Liabilities                                              13,053,741             10,844,673
                                                                       ------------           ------------
Stockholders' Equity
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 32,967,183 shares issued and 28,521,728
   shares outstanding at March 31, 2006 and December 31, 2005                32,967                 32,967
  Additional paid in capital                                              6,157,479              6,157,479
  Other comprehensive income                                                443,033                366,384
  Accumulated deficit                                                    (1,875,387)            (1,769,859)
                                                                       ------------           ------------
      Total capital and retained deficit                                  4,758,092              4,786,971
  Less: cost of treasury stock                                                    0                      0
                                                                       ------------           ------------

      Total Stockholders' Equity                                          4,758,092              4,786,971
                                                                       ------------           ------------

      Total Liabilities and Stockholders' Equity                       $ 17,811,833           $ 15,631,644
                                                                       ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                        March 31, 2006         March 31, 2005
                                                        --------------         --------------
Sales, net                                               $  2,581,062           $  1,293,350

Cost of sales                                               2,400,155              1,255,040
                                                         ------------           ------------

      Gross Profit                                            180,907                 38,310

General and administrative expenses                           358,893                323,145
                                                         ------------           ------------

      Income (loss) from operations                          (177,986)              (284,835)
                                                         ------------           ------------
Other (Income) Expense
  Interest income                                              (6,971)                  (399)
  Rental income                                               (46,470)               (47,670)
  Commission income                                           (99,136)                (3,921)
  (Gain) loss on currency exchange                             12,677                  8,258
  Reserve for bad debt                                         14,993                685,000
  Equity in earnings of investee                               29,271                 10,654
  Miscellaneous                                               (32,192)               (33,529)
  Loss on sale of fixed assets                                     --                 82,260
  Interest expense                                             55,370                 38,398
                                                         ------------           ------------

      Total Other (Income) Expense                            (72,458)               739,051
                                                         ------------           ------------

      Income (loss) before income taxes                      (105,528)            (1,023,886)

Provision for income taxes                                          0                      0
                                                         ------------           ------------

      Net income (loss)                                  $   (105,528)          $ (1,023,886)
                                                         ============           ============

Net income (loss) per share (basic and diluted)
  Basic                                                  $     (0.004)          $     (0.037)
  Diluted                                                $     (0.004)          $     (0.037)

Weighted average number of shares
  Basic                                                    28,521,728             27,500,000
  Diluted                                                  28,521,728             27,500,000

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                              March 31, 2006       March 31, 2005
                                                                              --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                            $  (105,528)          $(1,023,886)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                  48,431                43,113
     Equity in earnings of investee                                                 29,271                10,654
     Bad debt                                                                       14,993                    --
     Losses on disposal of fixed assets                                                 --                82,260
     Loss (Gain) on foreign currency exchange                                      (12,677)                8,258
     Decrease (Increase) in receivables                                            135,455               360,823
     Decrease (Increase) in other receivables                                     (107,469)              (54,498)
     Decrease (Increase) in inventory                                             (114,033)               29,513
     Decrease (Increase) in deposit                                                     --               (31,212)
     Decrease (Increase) in prepaid expenses and other current assets           (1,256,004)             (241,871)
     Increase (Decrease) in accounts payable and accrued expenses                  976,929              (168,962)
     (Decrease) Increase in deferred revenue                                            --                (5,693)
     (Decrease) Increase in other liabilities                                       10,967                    --
                                                                               -----------           -----------
         Total Adjustments                                                        (274,137)               32,385
                                                                               -----------           -----------

         Net cash provided by (used in) operating activities                      (379,665)             (991,501)
                                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of property, plant and equipment                               --               369,042
  Purchases of property, plant and equipment                                      (774,714)                   --
  Increase in short-term investments                                              (921,138)                   --
  Increase in other assets                                                          99,908                    --
                                                                               -----------           -----------

         Net cash provided by (used in) investing activities                    (1,595,945)              369,042
                                                                               -----------           -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                    March 31, 2006        March 31, 2005
                                                                    --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                                 $   678,950           $ 1,494,868
  Payment on notes payable                                             (1,308,210)           (1,579,160)
  Payment of loan from related party                                         (215)               (6,293)
  Proceeds from long-term debts                                         1,791,307                    --
  Proceeds from advance                                                    19,910                    --
                                                                      -----------           -----------

         Net cash provided by (used in) financing activities            1,181,742               (90,585)
                                                                      -----------           -----------

Effect of exchange rate change on cash                                     20,694                21,726

Net change in cash and cash equivalents                                  (773,174)             (691,318)
                                                                      -----------           -----------

Cash and cash equivalents at beginning of year                            856,587             2,010,644
                                                                      -----------           -----------

Cash and cash equivalents at end of year                              $    83,413           $ 1,319,326
                                                                      ===========           ===========

Supplemental cash flows disclosures:
  Income tax payments                                                 $        --           $        --
                                                                      ===========           ===========

  Interest payments                                                   $    54,513           $    38,398
                                                                      ===========           ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                    March 31, 2006       December 31, 2005
                                                    --------------       -----------------
                                                      (Unaudited)
Common stock, number of shares
  Balance at beginning of period                       32,967,183             27,500,000
  Common stock issued                                          --              5,467,183
                                                     ------------           ------------

  Balance at end of period                             32,967,183             32,967,183
                                                     ------------           ------------
Treasury stock, number of shares
  Balance at beginning of period                        4,445,455                     --
  Treasury stock acquired                                      --              4,445,455
                                                     ------------           ------------

  Balance at end of period                              4,445,455              4,445,455
                                                     ------------           ------------
Common stock, par value $.001
  Balance at beginning of period                     $     32,967           $     27,500
  Common stock issued                                          --                  5,467
                                                     ------------           ------------

  Balance at end of period                                 32,967                 32,967
                                                     ------------           ------------
Additional paid in capital
  Balance at beginning of period                        6,157,479              5,937,946
  Issuance of stock                                            --                219,533
                                                     ------------           ------------

  Balance at end of period                              6,157,479              6,157,479
                                                     ------------           ------------
Other comprehensive income
  Balance at beginning of period                          366,384                142,453
  Foreign currency translation                             76,649                223,931
                                                     ------------           ------------

  Balance at end of period                                443,033                366,384
                                                     ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                       (1,769,859)              (712,383)
  Net income (loss)                                      (105,528)            (1,057,476)
                                                     ------------           ------------

  Balance at end of period                             (1,875,387)            (1,769,859)
                                                     ------------           ------------

Less: Cost of treasury stock                                    0                      0
                                                     ------------           ------------

Total stockholders' equity at end of period          $  4,758,092           $  4,786,971
                                                     ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations  of the  SEC.  These  financial  statements  should  be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                  Furniture and Fixtures                       5 years
                  Equipment                                    5 years
                  Computer Hardware and Software               3 years
                  Building and Improvements                   50 years

     INTANGIBLE ASSETS

     Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the three months period ended March 31, 2006. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

     EXCHANGE GAIN (LOSS)

     As of March 31, 2006 and 2005, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD"), at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     TRANSLATION ADJUSTMENT

     As of March 31, 2006, the accounts of City Network, Inc. - Taiwan and City Construction were maintained, and their financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

     As of March 31, 2006 and December 31, 2005 the exchange rates between NTD and the USD were NTD$1=USD$0.03074 and NTD$1=USD$0.03044, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03098, NTD$1=USD$0.03117, and NTD$1=USD$0.02979 for the period
     (year) ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Total translation adjustment recognized as of March 31, 2006 and December 31, 2005 is $443,033 and $366,384, respectively.

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

     INVENTORY

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2006, inventory consisted only of finished goods.

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     On January 1, 2002 the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company does not believe the impact of the change will be material.

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

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position,

NOTE C - CONCENTRATION

     The Company had two major customers during the three months ended March 31, 2006. Sales to these customers were approximately $2,300,569. Those customers comprise 89% of the total sales during the three months ended March 31, 2006. Included in accounts receivable is approximately $3,120,266 from these customers as of March 31, 2006.

NOTE D - CASH

     The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,740. As of March 31, 2006, there was $1,330,732 in uninsured balances held at these banks.

NOTE E - COMPENSATING BALANCES

     The company, under the terms of its lines of credit with two banks in Taiwan, has agreed to maintain a compensating balance equal to at least 30% to 35% of the outstanding loan balance. As of March 31, 2006, $1,291,506 of cash is restricted for this purpose (see Note L).

NOTE F - FIXED ASSETS

     Fixed assets consist of the following:

                                        March 31, 2006      December 31, 2005
                                        --------------      -----------------
     Land                                $ 1,927,837           $ 1,909,023
     Machinery and equipment                 673,171               512,433
     Furniture and fixtures                  782,333               208,705
                                         -----------           -----------

                                         $ 3,383,341           $ 2,630,161

     Accumulated depreciation               (213,329)             (238,739)
                                         -----------           -----------

                                         $ 3,170,012           $ 2,391,422
                                         ===========           ===========

NOTE G - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                        March 31, 2006      December 31, 2005
                                        --------------      -----------------
     Trademarks                          $     2,244           $     2,222
     Intangible asset                      1,075,900             1,065,400
                                         -----------           -----------

                                         $ 1,078,144           $ 1,067,622

     Accumulated depreciation               (161,922)             (142,548)
                                         -----------           -----------

                                         $   916,222           $   925,074
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

     Co-Construction Agreements - In April 2004, City Construction Co., Ltd. placed a refundable performance bond in the amount of $233,624 with the court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owners of the land. The Company is currently in discussion with the landowners regarding the terms of the project.

     In March  2005,  City  Construction  Co.,  Ltd.  entered a  Co-Construction
     Agreement with three individuals who own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and, upon completion, will own 60% of the building project. The Company agreed to make refundable deposits, as security, totaling approximately $91,320 payable at various agreed upon phases of the construction. The deposits will be returned within 2 years after the construction is completed. As of Mar 31, 2006, the Company has paid $92,220 as part of the refundable security deposit and $585,982 as construction in progress on the building.

     On July 20, 2005, and as amended on September 22, 2005, the Company entered into a contract with a company in Vietnam. Per the terms of the contract the Company has agreed to procure materials and equipment related to the construction of a commercial building in Vietnam. As of March 31, 2006, the Company received an advance of $3,000,000 on this contract and is using these funds to purchase the related materials.

     On July 25, 2005 the Company entered into a contract with a company in Samoa to purchase materials from them related to the above Vietnam contract. The total purchases will be approximately $3,000,000. As of March 31, 2006, the Company advanced approximately $2,740,000 to this vendor.

     Operating Leases - The Company leases office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $11,892 for the three months ended March 31, 2006. The Company has future minimum lease obligations as follows:

                      Year                      Amount
                      ----                      ------
                      2007                      $31,199
                      2008                       20,888
                      ----                      -------
                      Total                     $52,087
                                                =======

     On March 16, 2006, the Company entered a Security Purchase Agreement with Cornell Capital Partners, LP. In the transaction, the Company will issue secured convertible debentures (the "Notes") in an aggregate principal amount of up to $650,000 to Cornell Capital or Highgate House Funds, Ltd. ("Highgate House," and together with Cornell Capital, the "Investor"), an affiliate of Cornell Capital. The Company plans to use a portion of the Notes to redeem $250,000 in aggregate principal amount, plus accrued interest, of secured convertible debentures issued pursuant to a Securities Purchase Agreement, dated August 10, 2005, by and between the Company and Highgate House (the "Original Notes").

     Under the Term Sheet, the Notes will mature three years after issuance. A 20% redemption premium on the principal amount of the Notes is due when they are redeemed, if the closing bid price of the common stock is less than the Fixed Conversion Price. Additionally, an annual interest rate of 7% accrues on the outstanding principal amount of the Notes. The Notes will be secured by substantially all of the assets of the Company and its direct and indirect wholly-owned subsidiaries, City Technology, Inc., City Network, Inc.--Taiwan and City Construction Co., Ltd.; a pledge of the 4,445,455 shares of common stock, par value $0.001 per share, securing the Original Notes; and a pledge of 2,000,000 additional shares of common stock. The 2,000,000 additional shares of common stock will be pledged only if Notes exceeding $275,000 in aggregate principal amount are issued. The Notes are convertible into Common Stock based on at the lower of (a)$0.268 per share or (b) ninety-five percent (95%) of the lowest volume weighted average price of the Common Stock, as reported by Bloomberg, LP, for the thirty (30) trading days preceding the conversion. Upon closing the transaction, the Company will issue to the Investor a five-year warrant (the "Warrant") to purchase 1,000,000 shares of Common Stock (the "Warrant Shares") at an exercises price of $0.001 per share. The Company will also agree to register the Common Stock underlying the Notes and the Warrant.

     Upon signing definitive documents for the transaction, the Standby Equity Distribution Agreement between the Company and Cornell Company, dated August 10, 2005, will be terminated.

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

     As of March 31, 2006, the Purchaser has paid to the Seller for a total amount equal to approximately $782,000 (NTD 25,450,000). The Purchaser will pay the final payment to the Seller upon receipt of a mortgage in the amount of approximately $1.25 million (NTD 39,900,000). On January 23, 2006, the Purchaser was approved for a mortgage in the amount of approximately $1.25 million (NTD 39,900,000) by Hua Nan Commercial Bank but the Purchaser has not yet received the cash amount of the mortgage.

     On January 24, 2006, the Purchaser issued a check to the Seller in the amount of approximately $1.25 million (NTD 39,900,000) as a guarantee of the Purchaser's payment of the outstanding purchase price (the "Guarantee"). The Seller agreed to return the Guarantee to the Purchaser upon the Purchaser's receipt of the full mortgage and the Seller's receipt of the outstanding purchase price.

NOTE I - LONG-TERM INVESTMENT

     On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of March 31, 2006, the Company recognized a loss of $29,271 from their acquisition.

NOTE J - COMPENSATED ABSENSES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen
     (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of March 31, 2006 vacation liability existed in the amount of $2,497.

NOTE K - INCOME TAXES

     Total Federal and State income tax expense for the quarters ended March 31, 2006 and 2005 were both amounted to $0. For the three months ended March 31, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

     03/31/06         U.S.            State         International        Total
     --------         ----            -----         -------------        -----
     Current         $    0           $    0           $    0           $    0
     Deferred             0                0                0                0
                     ------           ------           ------           ------

     Total           $    0           $    0           $    0           $    0
                     ======           ======           ======           ======

     03/31/05         U.S.            State         International        Total
     --------         ----            -----         -------------        -----
     Current         $    0           $    0           $    0           $    0
     Deferred             0                0                0                0
                     ------           ------           ------           ------

     Total           $    0           $    0           $    0           $    0
                     ======           ======           ======           ======

     Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                             03/31/06            03/31/05
                                             --------            --------
     Federal statutory tax rate                   34%                 34%
     State, net of federal benefit                 0%                  0%
                                              ------              ------

     Effective tax rate                           34%                 34%
                                              ======              ======

NOTE L - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2006 and December 31, 2005 are as follows:

                                     Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------
     Balance at December 31, 2004        $ 142,453               $ 142,453
     Change for 2005                     $ 223,931               $ 223,931
                                         ---------               ---------

     Balance at December 31, 2005        $ 366,384               $ 366,384
     Change for 2006                     $  76,649               $  76,649
                                         ---------               ---------

     Balance at March 31, 2006           $ 443,033               $ 443,033
                                         =========               =========

NOTE M - DEBT

     At March 31, 2006 and December 31, 2005, the Company had notes payable outstanding in the aggregate amount of $6,002,738 and $ $4,792,898, respectively. Payable as follows:

            March 31, 2006                                                December 31, 2005
            --------------                                                -----------------
Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
October 8, 2006                             $     491,840       by October 8, 2006                     $     487,040

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
August 31, 2006                                   922,200       by August 31, 2006                           913,200

Secured  note  payable  to  a  bank  in                         Secured  note payable to a bank in
Taiwan,  interest  at 3.838% per annum,                         Taiwan,  interest  at  5.906%  per
due by January 12, 2007                           122,960       annum, due by September 28, 2006             232,483

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
April 28, 2006                                    426,978       by January 27, 2006                           45,660

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
May 12, 2007                                      341,582       by February 3, 2006                           96,206

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
June 16, 2006                                     423,942       by February 3, 2006                          123,693

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
June 22, 2006                                     205,468       by February 17, 2006                         233,802

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
June 2006                                          63,245       by February 21, 2006                         219,739

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
July 31, 2006                                     678,950       by February 25, 2006                          24,352

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 4.200% per  annum,  due by                         interest at 3.838% per annum,  due
January 24, 2012                                1,793,371       by March 3, 2006                              69,950

Note  payable  to  a   corporation   in                         Note  payable to a bank in Taiwan,
Taiwan,  no  interest,  due by February                         interest at 3.838% per annum,  due
10, 2010                                          532,202       by March 24, 2006                            295,919

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by April 1, 2006                             279,553

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by April 21, 2006                            435,872

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by April 28, 2006                            422,811

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by January 17, 2006                          339,950

                                                                Note payable to a  corporation  in
                                                                Taiwan,   no   interest,   due  by
                                                                February 10, 2010                            572,668
                                            -------------                                             --------------
Total                                           6,002,738                                                  4,792,898

Current portion                             $   3,641,753                                              $   4,220,230
                                            -------------                                              -------------
Long-term portion                           $   2,360,985                                              $     572,668
                                            =============                                              =============

NOTE N - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

     Andy Lai - As of March 31, 2006, the Company has a non interest-bearing loan from Andy Lai, the Company's President, in the amount of $798,795.

     Stella Tseng - As of March 31, 2006, the Company has a non interest-bearing loan from Stella Tseng, a shareholder of the Company, in the amount of $307,400.

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

NOTE P - SEGMENT REPORTING

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

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The Company's construction operating segment is currently in the development stage and has no revenues. The accounting policies of the business segments are the same as those described in "Note A: Summary of Significant Accounting Policies." The table on the following page shows the operations of the Company's reportable segments:

                                               Broadband
                                             communication
                                              and wireless
                                            Internet access
                                               products            Other (1)           Consolidated
                                               --------            ---------           ------------
     1st Quarter 2006
     Sales to unaffiliated customers         $ 2,581,062          $         0           $ 2,581,062
     Intersegment sales                                0                    0                     0
     Net sales                                 2,581,062                    0             2,581,062
     Income (loss) before taxes                   48,335             (153,863)             (105,528)
     Total assets (2)                         12,270,995            5,540,838            17,811,833
     Property additions (3)                      774,714                    0               774,714
     Interest expense                             54,513                  857                55,370
     Interest revenue                                  0                6,971                 6,971
     Depreciation and amortization (3)            48,431                    0                48,431

     (1) Revenue from segments below the quantitative thresholds is attributable to two operating segments of the Company. Those segments include building constructions and procurement of material and equipment related to construction. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

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

NOTE Q - LEGAL PROCEEDINGS

     The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary.

     Hwa-Ching - In August 2004, a customer closed business and did not pay the remaining balance due to City Network - Taiwan on outstanding receivables in the amount of NT$27,313,003 or US$839,602. City Network - Taiwan has filed criminal and civil litigation against the customer for fraud. The Company has recorded a reserve against this account in the amount of $671,681. This case is currently ongoing.

     In August 2004, City Network Inc.-Taiwan filed a lawsuit against the owner of Hwa-Ching Co., as well as the following eight individuals in Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. City Network Inc.-Taiwan sought approximately NT$27 million or approximately US$830,000. In January 27 2006, the court reached a verdict and found three individuals guilty of fraud and another two individual not guilty. In connection to the litigation against the other three individuals, the court has not yet reached a verdict.

     In December 2004, the Company filed a lawsuit against Tain-Kang Co., a customer of Hwa-Ching Co. in Taipei District Court claiming damages owed to Hwa-Ching from Tain-Kang in the amount of approximately NT$5,796,000 or US$178,169 to cover the outstanding account payable owed by Hwa-Ching to the Company. In November 2005, Taipei District Court reached the judgment in favor of defendant. The Company filed appeal to Taiwan High Court. During the appeal, the Company reduced the claimed amount to NT$3,796,000 or US$116,689 due to Tain-Kang has provided the proof of payments of NT$2,000,000 in the court. To date, the court has not yet reached a verdict on this case.

     On October 10, 2004, RPPI International Ltd. (or Rong-Dian), a vendor of the Company, filed a lawsuit against City Network Inc.-Taiwan in the Taiwan Taipei district court of Taiwan, in Taipei, Taiwan, alleging breach of contract for two different purchase agreements that City Network Inc.-Taiwan entered with them and two third parties. Rong-Dian sought the aggregate amount of approximately NT$40.2 million or US$1.2 million for the alleged breaches. One purchase agreement was for an order that City Network Inc.-Taiwan sold to Hwa-Ching Co. in the amount of approximately NT$27.3 million or US$840,000 and the other purchase agreement was for an order City Network Inc.-Taiwan sold to a separate customer of the Company in the amount of approximately NT$12.9 million or US$396,546.

     On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian a total of approximately NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.-Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc. - Taiwan intends to pay the balance of approximately NT$27.3 million or US$840,000 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,370 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$24,992 instead of NT$500,000 or US$15,370. As of March 31,
     2006, approximately NT$4 million, or approximately US$122,960, has been paid on this liability.

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

     On November 24, 2005, the Company entered a settlement agreement with Shanghai Bank and the district court lifted the lawsuit against the Company. In the settlement agreement, the City Network Inc.- Taiwan agreed to pay Shanghai Bank a total of NT$5,100,000 or US$ 155,244. In December 2005, City Network, Inc.- Taiwan paid Shanghai Bank NT$1,100,000 or
     US$33,484. City Network, Inc.- Taiwan intends to pay the balance of NT$4,000,000 or US$121,760 to Shanghai Bank in 4 separate checks. These checks will be payable for each 2 months, beginning on February 25, 2006. As of March 31, 2006, NT$2,100,000 or US $63,924 has been paid on this liability.

NOTE R- GOING CONCERN

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

                                     ******

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2006  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2005

     NET SALES. Net sales for the three months ended March 31, 2006 were $2,581,062 compared to $1,293,350 for the three months ended March 31, 2005. The increase in net sales for the three months ended March 31, 2006 was due to a general increase in business to existing and new customers.

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

     COST OF SALES. Cost of sales for the three months ended March 31, 2006 was $2,400,155 or 93.0% of net sales, as compared to $1,255,040 or 97.0% of net sales, during the three months ended March 31, 2005. The decrease in the cost of sales as a percentage of revenue is due to the increase of net sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $358,893 or 13.9% of net sales, for the three months ended March 31, 2006, as compared to $323,145 or 25.0% of net sales, for the three months ended March 31, 2005. The increase was due to an increase in professional expenses. The decrease in general and administrative expenses as a percentage of net sales is due to the fixed overhead, including salary, rent, depreciation and such factors being a big part of general and administrative expenses.

     LOSS FROM OPERATIONS. Loss from operations for the three months ended March 31, 2006 was $(177,986), compared to loss from operations for the three months ended March 31, 2005 of $(284,835). The decrease in loss from operations for the three months ended March 31, 2006 compared with loss from operations for the three months ended March 31, 2005 resulted primarily from reasons primarily described above.

     OTHER (INCOME) EXPENSE. Other (income) expense was $(72,457) for the three months ended March 31, 2006, as compared to $739,051 for the three months ended March 31, 2005. This change was the result of the decrease of bad debt reserve.

     NET LOSS. Net loss for three months ended March 31, 2006 was $(105,528) compared to net loss of $(1,023,886) for the three months ended March 31, 2005. The decrease in net loss was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006 and December 31, 2005, we had cash and cash equivalents of $83,413 and $856,587, respectively. Our current assets totaled $11,128,243 at March 31, 2006 as compared to $9,221,630 at December 31, 2005. Our total current liabilities were $10,692,756 at March 31, 2006 as compared to $10,272,005 at December 31, 2005. Working capital at March 31, 2006 was $435,488 and $(1,050,375) at December 31, 2005. For the three months ended March 31, 2006, total cash used in operations was $(379,665) as compared to net cash provided by operations of $(991,501) during the same period in 2005. Net cash provided by financing activities was $1,181,742, which consisted of loans, as compared with net cash used in financing activities of $(90,585) during the three months ended March 31, 2005.

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

FACTORS THAT INTERRUPT OUR OPERATIONS

     Our major risk is incurring a large amount of bad debt. Our short-term and long-term liquidity may be influenced by uncollected account receivables. If the amount of bad debt is high, it will severely affect our ability to continue operations. Therefore, we are taking precautions to manage this risk, such as preparing accounts receivable aging reports each week and collecting the overdue invoices. We will try to diversify our customer base and control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Although we have already taken these measures, it is still possible to incur a large amount of bad debt.

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

     CAPITAL EXPENDITURES. Total capital expenditures during the three months ended March 31, 2006 were $774,714 compared to $0 for the three months ended March 31, 2005.

     CONSTRUCTION. The Company has begun the development of its construction business. The Company plans to develop and build commercial and residential buildings, industry factory buildings, and professional buildings.

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

                                            CITY NETWORK, INC.


Dated: May 22, 2006                       By: /s/ Alice Chen
                                              -----------------------------
                                              Alice Chen
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Dated: May 22, 2006                       By: /s/ Yun-Yi Tseng
                                              -----------------------------
                                              Yun-Yi Tseng
                                              Chief Financial Officer
                                              (Principal Financial Officer)