Form 10QSB
period 2006-06-30
CITY NETWORK INC
filed 2006-08-21
CIK 1140827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

As of August 21, 2006, there were 34,967,183 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                Table Of Contents

PART I - FINANCIAL INFORMATION...............................................  3

     Item 1. Financial Statements............................................  3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 27

     Item 3. Controls and Procedures......................................... 31

PART II - OTHER INFORMATION.................................................. 32

     Item 1. Legal Proceedings............................................... 32

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..... 32

     Item 3. Defaults Upon Senior Securities................................. 32

     Item 4. Submission of Matters to a Vote of Security Holders............. 32

     Item 5. Other Information............................................... 32

     Item 6. Exhibits........................................................ 33

SIGNATURES................................................................... 34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CITY NETWORK INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30, 2006      December 31, 2005
                                                       -------------      -----------------
                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $    30,889          $   856,587
  Accounts receivable, net                               2,119,117            4,371,110
  Inventories                                              857,950              252,608
  Construction in progress                                 864,540              418,105
  Other receivables                                        533,136              241,304
  Prepayment                                             5,227,351            3,500,021
  Short-term investments-net                               920,100                   --
                                                       -----------          -----------
      TOTAL CURRENT ASSETS                              10,553,083            9,639,735
                                                       -----------          -----------

PROPERTY, PLANT AND EQUIPMENT                            4,172,917            2,243,214
                                                       -----------          -----------

OTHER ASSETS:
  Deposits                                                 423,296              503,579
  Cash held for compensating balances                    1,289,143            1,380,992
  Intangible assets                                        896,207              925,074
  Deferred assets                                          377,124              148,208
  Equity in net assets of affiliated company               838,803              790,842
                                                       -----------          -----------
      TOTAL OTHER ASSETS                                 3,824,573            3,748,695
                                                       -----------          -----------

TOTAL ASSETS                                           $18,550,573          $15,631,644
                                                       ===========          ===========

                       CITY NETWORK INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,2006        December 31, 2005
                                                             ------------        -----------------
                                                              (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $  1,583,860           $  1,471,867
  Convertible note payable, net                                        --                250,000
  Due to related party                                            993,095              1,131,494
  Deferred revenue                                              4,100,930              3,198,414
  Current portion, long-term debt                               4,737,422              4,220,230
                                                             ------------           ------------
      TOTAL CURRENT LIABILITIES                                11,415,307             10,272,005
                                                             ------------           ------------
NON-CURRENT LIABILITIES:
  Convertible note payable, net                                   530,000                     --
  Long-term debt, net of current portion                        2,049,155                572,668
                                                             ------------           ------------
      TOTAL NON-CURRENT LIABILITIES                             2,579,155                572,668

TOTAL LIABILITIES                                              13,994,462             10,844,673
                                                             ------------           ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 32,967,183 shares issued outstanding
   at June 30, 2006 and December 31, 2005                          32,967                 32,967
  Additional paid in capital                                    6,282,979              6,157,479
  Other comprehensive income                                      450,374                366,384
  Accumulated deficit                                          (2,210,209)            (1,769,859)
                                                             ------------           ------------
      TOTAL CAPITAL AND RETAINED DEFICIT                        4,556,111              4,786,971

Less: cost of treasury stock                                           --                     --
                                                             ------------           ------------

Total Stockholders' Equity                                      4,556,111              4,786,971
                                                             ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 18,550,573           $ 15,631,644
                                                             ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                     -------------------------------       -------------------------------
                                                         2006               2005               2006               2005
                                                     ------------       ------------       ------------       ------------
Sales, net                                           $    597,758       $  3,599,366       $  3,178,820       $  4,892,716

Cost of sales                                             452,463          3,377,970          2,852,618          4,633,010
                                                     ------------       ------------       ------------       ------------

      Gross Profit                                        145,295            221,396            326,202            259,706

General and administrative expenses                       534,576            376,241            893,469            699,386
                                                     ------------       ------------       ------------       ------------

      Income (loss) from operations                      (389,281)          (154,845)          (567,267)          (439,680)
                                                     ------------       ------------       ------------       ------------
Other (Income) Expense
  Interest income                                         (11,680)            (1,688)           (18,651)            (2,087)
  Rental income                                           (15,590)           (47,910)           (62,060)           (95,580)
  Commission income                                          (160)           (31,870)           (99,296)           (35,791)
  (Gain) Loss on currency exchange                           (209)             4,977             12,468             13,235
  Other income                                            (69,680)           (56,239)          (118,378)           (56,239)
  Reserve for bad debt                                     22,548             11,154             37,541            696,154
  Equity in earnings of investee                          (77,232)              (531)           (47,961)            10,123
  Loss on  physical inventory                              42,874                 --             42,894                 --
  Miscellaneous                                           (11,194)            46,186              5,292             12,657
  Loss on sale of fixed assets                               (724)            (2,280)              (724)            79,980
  Interest expense                                         66,588             42,898            121,958             81,296
                                                     ------------       ------------       ------------       ------------

      Total other (income) expense                        (54,459)           (35,303)          (126,917)           703,748
                                                     ------------       ------------       ------------       ------------

      Loss before income taxes                           (334,822)          (119,542)          (440,350)        (1,143,428)

Provision for income taxes                                     --                178                 --                178
                                                     ------------       ------------       ------------       ------------

      Net loss                                       $   (334,822)      $   (119,720)      $   (440,350)      $ (1,143,606)
                                                     ============       ============       ============       ============
Net loss per share (basic and diluted)
  Basic                                              $     (0.012)      $     (0.004)      $     (0.015)      $     (0.042)
                                                     ============       ============       ============       ============
  Diluted                                            $     (0.012)      $     (0.004)      $     (0.015)      $     (0.042)
                                                     ============       ============       ============       ============
Weighted average number of shares
  Basic                                                28,521,728         27,500,000         28,521,728         27,500,000
  Diluted                                              28,521,728         27,500,000         28,521,728         27,500,000

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                         -------------------------------
                                                                            2006                2005
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                               $  (440,350)        $(1,143,606)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                            96,521              87,730
     Equity in earnings of investee                                          (47,961)             10,123
     Bad debt                                                                 37,541                  --
     (Gain) Losses on disposal of fixed assets                                  (724)             79,980
     Loss on physical inventory                                               42,894                  --
     Loss on foreign currency exchange                                            --              13,235
     Decrease in receivables                                               2,274,300             711,181
     Increase in other receivables                                           (87,183)            (15,953)
     Increase in inventory                                                  (653,410)            (51,102)
     Increase in construction in progress                                   (448,480)            (30,316)
     Increase in prepayment and other current assets                      (1,950,812)           (421,023)
     Increase (Decrease) in accounts payable and accrued expenses            135,000            (164,439)
     Increase in deferred revenue                                            930,900              33,802
     Decrease in other liabilities                                           (38,608)                 --
                                                                         -----------         -----------
         Total Adjustments                                                   289,978             253,218
                                                                         -----------         -----------

         Net cash used in operating activities                              (150,372)           (890,388)
                                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of property, plant and equipment                     42,843             397,222
  Purchase on investment                                                          --             (72,931)
  Purchases of property, plant and equipment                              (1,707,283)           (194,717)
  Decrease (Increase) in deposit                                              85,075             (66,917)
  Increase in short-term investments                                        (930,900)                 --
  Payment on deferred assets                                                (151,081)                 --
  Increase in other assets                                                   103,485                  --
                                                                         -----------         -----------

         Net cash provided by (used in) investing activities              (2,557,861)             62,657
                                                                         -----------         -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                    -------------------------------
                                                                       2006                2005
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings                               $ 2,153,941         $ 3,550,525
  Payment on notes payable                                           (1,759,802)         (4,249,488)
  Payment of loan from related party                                   (105,125)             (6,293)
  Loan from related party                                                    --              26,554
  Proceeds from long-term debts                                       1,582,530                  --
                                                                    -----------         -----------

         Net cash provided by (used in) financing activities          1,871,544            (678,702)
                                                                    -----------         -----------

Effect of exchange rate change on cash                                   10,991             192,578

Net change in cash and cash equivalents                                (825,698)         (1,313,855)
                                                                    -----------         -----------

Cash and cash equivalents at beginning of period                        856,587           2,010,644
                                                                    -----------         -----------

Cash and cash equivalents at end of period                          $    30,889         $   696,789
                                                                    ===========         ===========

Supplemental cash flows disclosures:
  Income tax payments                                               $        --         $       178
                                                                    ===========         ===========

  Interest payments                                                 $   116,459         $    81,296
                                                                    ===========         ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                         June 30, 2006       December 31, 2005
                                                                         -------------       -----------------
                                                                           (Unaudited)
Common stock, number of shares
  Balance at beginning of period                                           32,967,183             27,500,000
  Common stock issued                                                              --              5,467,183
                                                                         ------------           ------------

  Balance at end of period                                                 32,967,183             32,967,183
                                                                         ============           ============
Treasury stock, number of shares
  Balance at beginning of period                                            4,445,455                     --
  Treasury stock acquired                                                          --              4,445,455
                                                                         ------------           ------------

  Balance at end of period                                                  4,445,455              4,445,455
                                                                         ============           ============
Common stock, par value $.001
  Balance at beginning of period                                         $     32,967           $     27,500
  Common stock issued                                                              --                  5,467
                                                                         ------------           ------------

  Balance at end of period                                               $     32,967           $     32,967
                                                                         ============           ============
Additional paid in capital
  Balance at beginning of period                                         $  6,157,479           $  5,937,946
  Issuance of stock                                                                --                219,533
  Deemed interest due to warrants issued related to convertible notes         125,500                     --
                                                                         ------------           ------------

  Balance at end of period                                               $  6,282,979           $  6,157,479
                                                                         ============           ============
Other comprehensive income
  Balance at beginning of period                                         $    366,384           $    142,453
  Foreign currency translation                                                 83,990                223,931
                                                                         ------------           ------------

  Balance at end of period                                               $    450,374           $    366,384
                                                                         ============           ============
Retained earnings (deficits)
  Balance at beginning of period                                         $ (1,769,859)          $   (712,383)
  Net income (loss)                                                          (440,350)            (1,057,476)
                                                                         ------------           ------------

  Balance at end of period                                               $ (2,210,209)          $ (1,769,859)
                                                                         ============           ============

Less: Cost of treasury stock                                                        0                      0
                                                                         ------------           ------------

Total stockholders' equity at end of period                              $  4,556,111           $  4,786,971
                                                                         ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (UNAUDITED)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

      FINANCIAL STATEMENT PRESENTATION

      Certain changes to the 2005 financial statements have been made to conform to the 2006 financial statement format.

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

                  Furniture and Fixtures                       5 years
                  Equipment                                    5 years
                  Computer Hardware and Software               3 years
                  Building and Improvements                   50 years

      INTANGIBLE ASSETS

      Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the six months period ended June 30, 2006. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

      EXCHANGE GAIN (LOSS)

      As of June 30, 2006 and 2005, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD"), at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

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

      As of June 30, 2006 and December 31, 2005 the exchange rates between NTD and the USD were NTD$1=USD$0.03067 and NTD$1=USD$0.03044, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03103 and NTD$1=USD$0.03117for the period (year) ended June 30, 2006 and December 31, 2005, respectively. Total translation adjustment recognized as of June 30, 2006 and December 31, 2005 is $450,374 and $366,384, respectively.

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

      INVENTORY

      Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of June 30, 2006, inventory consisted only of finished goods.

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

      DEFERRED OFFERING COSTS AND DISCOUNT TO CONVERTIBLE NOTES

      The Company accounts for offering cost incurred in the private placements as deferred expense and amortizes it over the economic life of these convertible notes. In accordance with APB No. 14, the Company accounts for the fair value of warrants and beneficial conversion feature resulting from issuing convertible notes as discount to these convertible notes and amortizes the discount over the economic life of these convertible notes.

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

      NEW ACCOUNTING PRONOUNCEMENTS

      In March 2005, FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company's financial position, results of operations or cash flows.

      In May 2005, the Financial Accounting Standards Board ("FASB") SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The company is currently evaluating the provisions of FIN 48.

NOTE C - CONCENTRATION

      The Company had three major customers during the six months ended June 30, 2006. Sales to these customers were approximately $2,705,284. Those customers comprise 85% of the total sales during the six months ended June 30, 2006. Included in accounts receivable is approximately $1,949,570 from these customers as of June 30, 2006.

NOTE D -CASH

      The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,740. As of June 30, 2006, there was $951,773 in uninsured balances held at these banks.

NOTE E - COMPENSATING BALANCES

      The company, under the terms of its lines of credit with two banks in Taiwan, has agreed to maintain a compensating balance equal to at least
      30% to 35% of the outstanding loan balance. As of June 30, 2006, $1,289,143 of cash is restricted for this purpose (see Note L).

NOTE F - FIXED ASSETS

      Fixed assets consist of the following:

                                           June 30, 2006       December 31, 2005
                                           -------------       -----------------
      Land                                  $ 3,306,373           $ 1,909,023
      Building and improvements                 592,684                    --
      Other equipment                           497,580               525,077
                                            -----------           -----------

                                              4,396,637             2,434,100

      Accumulated depreciation                 (223,720)             (190,886)
                                            -----------           -----------

                                            $ 4,172,917           $ 2,243,214
                                            ===========           ===========

NOTE G - INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                           June 30, 2006       December 31, 2005
                                           -------------       -----------------
      Trademarks                            $     2,239           $     2,222
      Intangible asset                        1,073,450             1,065,400
                                            -----------           -----------

                                              1,075,689             1,067,622

      Accumulated amortization                 (179,482)             (142,548)
                                            -----------           -----------

                                            $   896,207           $   925,074
                                            ===========           ===========

NOTE H- COMMITMENTS

      Reseller Agreements - City Network, Inc. - Taiwan has several signed reseller agreements with various customers. These resellers are given special sales prices and are paid commissions for their sales orders.

      Co-Construction Agreements - In April 2004, City Construction Co., Ltd. placed a refundable performance bond in the amount of $233,092 with the court in Taiwan for the rights to complete an unfinished building in Keelung, Taiwan with the owners of the land. The Company is currently in discussion with the landowners regarding the terms of the project.

      In March 2005, City Construction Co., Ltd. entered a Co-Construction Agreement with three individuals who own a tract of land in Keelung, Taiwan. Under the agreement, the Company will finance, construct and, upon completion, will own 60% of the building project. The Company agreed to make refundable deposits, as security, totaling approximately $91,320 payable at various agreed upon phases of the construction. The deposits will be returned within 2 years after the construction is completed. As of June 30, 2006, the Company has paid $61,340 as part of the refundable security deposit and $864,540 as construction in progress on the building.

      On July 20, 2005, and as amended on September 22, 2005, the Company entered into a contract with a company in Vietnam. Per the terms of the contract the Company has agreed to procure materials and equipment related to the construction of a commercial building in Vietnam. As of June 30, 2006, the Company received an advance of $3,000,000 on this contract and is using these funds to purchase the related materials.

      On July 25, 2005 the Company entered into a contract with a company in Samoa to purchase materials from them related to the above Vietnam contract. The total purchases will be approximately $3,000,000. As of June 30, 2006, the Company advanced approximately $2,740,000 to this vendor.

      Operating Leases - The Company leases office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $24,815 for the six months ended June 30, 2006. The Company has future minimum lease obligations as follows:

                      Year                      Amount
                      ----                      ------
                      2007                      $22,082
                      2008                       20,242
                                                -------
                      Total                     $42,324
                                                =======

NOTE I - LONG-TERM INVESTMENT

      On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of June 30, 2006, the Company recognized a gain of $47,961 from their acquisition.

NOTE J - COMPENSATED ABSENSES

      Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2006 vacation liability existed in the amount of $2,472.

NOTE K - INCOME TAXES

      Total Federal and State income tax expense for the six months ended June 30, 2006 and 2005 both amounted to $0. For the six months ended June 30, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

      The following is a reconciliation of income tax expense:

      06/30/06         U.S.           State         International        Total
      --------         ----           -----         -------------        -----
      Current         $    0          $    0           $    0           $    0
      Deferred             0               0                0                0
                      ------          ------           ------           ------

      Total           $    0          $    0           $    0           $    0
                      ======          ======           ======           ======

      06/30/05         U.S.           State         International        Total
      --------         ----           -----         -------------        -----
      Current         $    0          $    0           $  178           $  178
      Deferred             0               0                0                0
                      ------          ------           ------           ------

      Total           $    0          $    0           $  178           $  178
                      ======          ======           ======           ======

      Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                              06/30/06            06/30/05
                                              --------            --------
      Federal statutory tax rate                   34%                 34%
      State, net of federal benefit                 0%                  0%
                                               ------              ------

      Effective tax rate                           34%                 34%
                                               ======              ======

NOTE L - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2006 and December 31, 2005 are as follows:

                                      Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------
      Balance at December 31, 2004        $142,453                $142,453
      Change for 2005                      223,931                 223,931
                                          --------                --------

      Balance at December 31, 2005         366,384                 366,384
      Change for 2006                       83,990                  83,990
                                          --------                --------

      Balance at June 30, 2006            $450,374                $450,374
                                          ========                ========

NOTE M - CONVERTIBLE NOTES

      On June 30, 2006, the Company sold a $400,000 convertible promissory note to Cornell Capital Partners, LP. The notes bears interest at 7% per annum and will mature two years after issuance. A 20% redemption premium on the principal amount of the Notes is due when they are redeemed, if the closing bid price of the common stock is less than the Fixed Conversion Price. The notes are convertible into Common Stock based on at the lower of (a) $0.268 per share or (b) 95% of the lowest volume weighted average price of the Common Stock, as reported by Bloomberg, LP, for the thirty
      (30) trading days preceding the conversion. The Company bears $247,550 of selling expenses. For the six months ended June 30, 2006, the amortization of deferred offering cost was $0.

      In connection with this transaction, the Company issued to Cornell Capital Partners, LP a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $0.001 per share. The Company estimated the fair value of the warrant at $120,000 by using Black-Scholes option pricing model. In accordance with EITF 00-27, the Company allocated the fair value of $120,000 to the warrant and the fair value of $280,000 to the convertible notes, in accordance with relative fair value method. Based on the fair value of $280,000, the Company recognized the beneficial conversion feature of $0 in accordance with the market price of the Company's common stock on each issuing date. Consequently, the convertible note of $400,000 had a total discount of $120,000. As of June 30, 2006, $0 of the discount related to warrant and $0 of discount related to beneficial conversion feature have been amortized.

      On June 30, 2006, the Company amended and reissued the convertible notes (Original Notes) originally issued to Highgate House Funds, Ltd on August 17, 2005 and December 16, 2005 in the aggregrate principal amount of $250,000. Each note bears interest at 7% per annum and will mature two years after issuance.

      The above notes are secured by substantially all of the assets of the Company and its direct and indirect wholly-owned subsidiaries, City Technology, Inc., City Network, Inc.--Taiwan and City Construction Co., Ltd.

NOTE N - SHARE-BASED PAYMENTS

      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. As of June 30, 2006, the Company had outstanding warrants to purchase 1,025,000 shares with an exercise price of $0.001 per share.

      The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

                                                         June 30,
                                                  -----------------------
                                                  2006               2005
                                                  ----               ----
      Expected volatility                    47.66 - 81.79%           --%
      Weighted average volatility            47.66 - 81.79%           --%
      Expected life (years)                    3.0 - 5.0              --
      Risk free interest rate                  3.55 - 4.69%           --%

      A summary of stock warrants for the six months ended June 30, 2006 is presented as follows:

                                                                     Weighted-
                                                      Weighted-       Average
                                                       Average       Remaining
                                                      Exercise      Contractual
           Stock Warrants                 Shares        Price      Term (Months)
           --------------                 ------        -----      -------------
      Outstanding at January 1, 2006       25,000      $ 0.001         19.33
      Granted                           1,000,000        0.001         60.00
      Exercised                                --
      Forfeited or expired                     --
                                        ---------      -------         -----
      Outstanding at June 30, 2006      1,025,000        0.001         53.00
                                        =========      =======         =====

      Exercisable at June 30, 2006      1,025,000      $ 0.001         53.00
                                        =========      =======         =====

NOTE O - DEBT

      At June 30, 2006 and December 31, 2005, the Company had notes payable outstanding in the aggregate amount of $6,786,577 and $4,792,898, respectively. The notes are secured by the Company real properties and time deposits, payable as follows:

             June 30, 2006                                                 December 31, 2005
             -------------                                                 -----------------
Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
October 8, 2006                                 $ 490,720       by October 8, 2006                         $ 487,040

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
August 31, 2006                                   920,100       by August 31, 2006                           913,200

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 5.906% per annum,  due
January 12, 2007                                  122,680       by September 28, 2006                        232,483

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.894% per  annum,  due by                         interest at 3.838% per annum,  due
April 11, 2006                                    260,783       by January 27, 2006                           45,660

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.30%  per  annum,  due by                         interest at 3.838% per annum,  due
April 4, 2021                                   1,564,170       by February 3, 2006                           96,206

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
June 16, 2007                                     422,976       by February 3, 2006                          123,693

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
June 22, 2007                                     205,000       by February 17, 2006                         233,802

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.838% per  annum,  due by                         interest at 3.838% per annum,  due
July 13, 2006                                      63,101       by February 21, 2006                         219,739

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.894% per  annum,  due by                         interest at 3.838% per annum,  due
August 4, 2006                                    396,005       by February 25, 2006                          24,352

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 4.200% per  annum,  due by                         interest at 3.838% per annum,  due
January 24, 2012                                1,534,729       by March 3, 2006                              69,950

Note  payable  to  a   corporation   in                         Note  payable to a bank in Taiwan,
Taiwan,  no  interest,  due by February                         interest at 3.838% per annum,  due
10, 2010                                          484,985       by March 24, 2006                            295,919

Usance  letter of credit  payable  to a                         Note  payable to a bank in Taiwan,
bank in Taiwan,  interest  at 6.68% per                         interest at 3.838% per annum,  due
annum, due by September 21, 2006                  122,592       by April 1, 2006                             279,553

Usance  letter of credit  payable  to a                         Note  payable to a bank in Taiwan,
bank in Taiwan,  interest  at 6.68% per                         interest at 3.838% per annum,  due
annum, due by September 22, 2006                  159,719       by April 21, 2006                            435,872

Usance  letter of credit  payable  to a                         Note  payable to a bank in Taiwan,
bank in Taiwan,  interest  at 6.68% per                         interest at 3.838% per annum,  due
annum, due by September 27, 2006                   39,017       by April 28, 2006                            422,811

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by January 17, 2006                          339,950

                                                                Note payable to a  corporation  in
                                                                Taiwan,   no   interest,   due  by
                                                                February 10, 2010                            572,668
                                              -----------                                                -----------
Total                                           6,786,577                                                  4,792,898

Current portion                               $ 4,737,422                                                $ 4,220,230
                                              -----------                                                -----------

Long-term portion                             $ 2,049,155                                                $   572,668
                                              ===========                                                ===========

NOTE P - RELATED PARTY TRANSACTIONS

      Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies.

      Andy Lai - As of June 30, 2006, the Company has a non interest-bearing loan from Andy Lai, a former shareholder of the Company, in the amount of $12,716.

      Stella Tseng - As of June 30, 2006, the Company has a non interest-bearing loan from Stella Tseng, a shareholder of the Company, in the amount of $980,379.

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE R - SEGMENT REPORTING

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

      The Company has determined that broadband communication and wireless Internet access products is a reportable segment as they meet the quantitative thresholds under Financial Accounting Standards Board Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information).

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

                                              Broadband
                                            communication
                                             and wireless
                                           Internet access
      Six Months Ended June 30, 2006          products         Other (1)      Consolidated
      ------------------------------          --------         ---------      ------------
      Sales to unaffiliated customers       $  3,178,320          $ -0-       $  3,178,820
      Intersegment sales                             -0-            -0-                -0-
      Net sales                                3,178,320            -0-          3,178,820
      Income (loss) before taxes                 (14,927)      (425,423)          (440,350)
      Total assets (2)                        11,116,041      7,434,532         18,550,573
      Property additions (3)                   1,697,974          9,309          1,707,283
      Interest expense                           103,851         18,108            121,959
      Interest revenue                             1,181         17,470             18,651
      Depreciation and amortization (3)           96,521            -0-             96,521

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

NOTE T - LEGAL PROCEEDINGS

      The Company is party to certain litigation that has arisen in the normal course of its business and that of its subsidiary.

      Hwa-Ching - In August 2004, a customer closed business and did not pay the remaining balance due to City Network - Taiwan on outstanding receivables in the amount of NT$27,313,003 or US$837,690. City Network - Taiwan has filed criminal and civil litigation against the customer for fraud. The Company has recorded a reserve against this account in the amount of $670,152. This case is currently ongoing.

      In August 2004, City Network Inc.-Taiwan filed a lawsuit against the owner of Hwa-Ching Co., as well as the following eight individuals in Taiwan, alleging fraud for closing down Hwa-Ching Co. without payment for the delivered merchandise. City Network Inc.-Taiwan sought approximately NT$27 million or approximately US$830,000. In January 27 2006, the court reached a verdict and found three individuals guilty of fraud and another two individuals not guilty. In connection with the litigation against the other three individuals, the court has not yet reached a verdict.

      In December 2004, the Company filed a lawsuit against Tain-Kang Co., a customer of Hwa-Ching Co. in Taipei District Court claiming damages owed to Hwa-Ching from Tain-Kang in the amount of approximately NT$5,796,000 or US$178,169 to cover the outstanding account payable owed by Hwa-Ching to the Company. In November 2005, Taipei District Court reached judgment in favor of defendant. The Company filed appeal to Taiwan High Court. During the appeal, the Company reduced the claimed amount to NT$3,796,000 or US$116,689 after Tain-Kang provided proof of payments of NT$2,000,000. To date, the court has not yet ruled on this case.

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

      On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian, and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian a total of approximately NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.-Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc. - Taiwan intends to pay the balance of approximately NT$27.3 million or US$840,000 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,370 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$24,992. As of June 30, 2006, approximately NT$4 million, or approximately US$168,685, has been paid on this liability.

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

      On November 24, 2005, the Company entered a settlement agreement with Shanghai Bank and the district court lifted the lawsuit against the Company. In the settlement agreement, City Network Inc.- Taiwan agreed to pay Shanghai Bank a total of NT$5,100,000 or US$ 155,244. In December 2005, City Network, Inc.- Taiwan paid Shanghai Bank NT$1,100,000 or

      US$33,484. City Network, Inc.- Taiwan intends to pay the balance of NT$4,000,000 or US$121,760 to Shanghai Bank in 4 separate checks. These checks will be payable each 2 months, beginning on February 25, 2006. As of June 30, 2006, NT$4,100,000 or US $125,747 has been paid on this liability.

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

     The Company designs, manufactures and markets a comprehensive line of broadband communication and wireless Internet access product and solutions. Also, the broadband communication product line includes VOIP, GUI-based remote management and routing technology software packages for simplified setup, extensive network management and global network connectivity capabilities, Home PNA and xDSL broadband access equipment, ADSL/VDSL ACCESS DEVICES, HPNA ACCESS DEVICES, FTTB (Fiber to the Building) and FTTH (Fiber to the Home), PCMCIA cards and USB adapters. The other wireless internet access solutions are used in both individual and corporate settings.

     In addition, the Company plans to develop and build commercial and residential buildings, industry factory buildings, and professional buildings. The Company has entered co-construction agreements for the development of land in Keelung, Taiwan and the purchase of materials with a company in Vietnam, as further described in Part I herein, in the notes to the financial statements.

     The Company has also focused on the sales of LCD panels.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

     NET SALES. Net sales for the three months ended June 30, 2006 were $597,758 compared to $3,599,366 for the three months ended June 30, 2005. The decrease in net sales for the three months ended June 30, 2006 was due to a decrease in demand for our products.

     COST OF SALES. Cost of sales for the three months ended June 30, 2006 was $452,463 or 75.7% of net sales, as compared to $3,377,970 or 93.8% of net sales, during the three months ended June 30, 2005. The decrease was due to the decrease of net sales. The decrease in the cost of sales as a percentage of revenue was due to increased sales of higher-margin products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $534,576 or 89.4% of net sales, for the three months ended June 30, 2006, as compared to $376,241 or 10.5% of net sales, for the three months ended June 30, 2005. The increase was due to an increase in professional expenses. The increase in general and administrative expenses as a percentage of net sales is due to the decrease of sales and fixed overhead that cannot readily be reduced, including salary, rent, and depreciation.

     LOSS FROM OPERATIONS. Loss from operations for the three months ended June 30, 2006 was $(389,281), compared to loss from operations for the three months ended June 30, 2005 of $(154,845). The increase in loss from operations for the three months ended June 30, 2006 compared with loss from operations for the three months ended June 30, 2005 resulted primarily from reasons primarily described above.

     OTHER (INCOME) EXPENSE. Other (income) expense was $(54,459) for the three months ended June 30, 2006, as compared to $(35,303) for the three months ended June 30, 2005. This change was the result of the increase of equity in earnings of investee.

     NET LOSS. Net loss for three months ended June 30, 2006 was $(334,822) compared to net loss of $(119,720) for the three months ended June 30, 2005. The change in net loss was due to the reasons described above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

     NET SALES. Net sales for the six months ended June 30, 2006 were $3,178,820 compared to $4,892,716 for the six months ended June 30, 2005. The decrease in net sales for the six months ended June 30, 2006 was due to a decrease in demand for our products.

     COST OF SALES. Cost of sales for the six months ended June 30, 2006 was $2,852,618 or 89.7% of net sales, as compared to $4,633,010 or 94.7% of net sales, during the six months ended June 30, 2005. The decrease in cost of sales is associated with the decrease in sales. The decrease in the cost of sales as a percentage of revenue was due to increased sales of higherer-margin products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $893,469, or 28.1% of net sales, for the six months ended June 30, 2006, as compared to $699,386, or 14.3% of net sales, for the six months ended June 30,

2005. The increase was due to an increase in professional expenses. The increase in general and administrative expenses as a percentage of net sales is due to the decrease of sales and fixed overhead that cannot readily be reduced, including salary, rent, and depreciation.

     INCOME (LOSS) FROM OPERATIONS. Loss from operations for the six months ended June 30, 2006 was $(567,267), compared to income from operations for the six months ended June 30, 2005 of $(439,680). The loss from operations for the six months ended June 30, 2006 compared with income from operations for the six months ended June 30, 2005 was due to a decrease in sales without a proportionate decrease in the cost of sales and general and administrative expenses.

     OTHER (INCOME) EXPENSE. Other (income) expense was $(126,917) for the six months ended June 30, 2006, as compared to $703,748 for the six months ended June 30, 2005. This change was the result of the increase of equity in earnings of investee, commission income and other income, and the decrease in reserve for bad debt.

     NET LOSS. Net loss for six months ended June 30, 2006 was $(440,350) compared to income of $(1,143,606) for the six months ended June 30, 2005. The net loss for the six months ended June 30, 2006 compared with income for the six months ended June 30, 2005 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006 and December 31, 2005, we had cash and cash equivalents of $30,889 and $856,587, respectively. Our current assets totaled $10,553,083 at June 30, 2006 as compared to $9,639,735 at December 31, 2005. Our total current liabilities were $11,415,307 at June 30, 2006 as compared to $10,272,005 at December 31, 2005. Working capital at June 30, 2006 was $(862,224) and $(632,270) at December 31, 2005. For the six months ended June 30, 2006, total cash used in operations was $(150,372) as compared to net cash provided by operations of $(890,388) during the same period in 2005. Net cash provided by financing activities was $1,871,544, which consisted of loans, as compared with net cash used in financing activities of $(678,702) during the six months ended June 30, 2005.

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

     Financial instruments that potentially subject us to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base, most of which are related parties. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. We routinely assess the financial strength of our customers and, based upon factors surrounding the credit risk, establish an allowance, if required, for un-collectible accounts and, as a consequence, believe that our accounts receivable credit risk exposure beyond such allowance is limited.

     CAPITAL EXPENDITURES. Total capital expenditures during the six months ended June 30, 2006 were $1,707,283 compared to $194,717 for the six months ended June 30, 2005.

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

     In December 2004, the Company filed a lawsuit against Tain-Kang Co., a customer of Hwa-Ching Co. in Taipei District Court claiming damages owed to Hwa-Ching from Tain-Kang in the amount of approximately NT$5,796,000 or US$178,169 to cover the outstanding account payable owed by Hwa-Ching to the Company. In November 2005, Taipei District Court reached judgment in favor of defendant. The Company filed appeal to Taiwan High Court. During the appeal, the Company reduced the claimed amount to NT$3,796,000 or US$116,689 after Tain-Kang provided proof of payments of NT$2,000,000. To date, the court has not yet ruled on this case.

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

                                         CITY NETWORK, INC.


Dated: August 21, 2006                   By: /s/ Alice Chen
                                            ------------------------------------
                                            Alice Chen
                                            Chief Executive Officer
                                           (Principal Executive Officer)


Dated: August 21, 2006                   By: /s/ Yun-Yi Tseng
                                            ------------------------------------
                                            Yun-Yi Tseng
                                            Chief Financial Officer
                                           (Principal Financial Officer)