Form 10QSB
period 2006-09-30
CITY NETWORK INC
filed 2006-11-29
CIK 1140827

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

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

As of November 28, 2006, there were 34,967,183 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..............................................   3

     Item 1. Financial Statements...........................................   3

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  27

     Item 3. Controls and Procedures........................................  31

PART II - OTHER INFORMATION.................................................  32

     Item 1. Legal Proceedings..............................................  32

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....  32

     Item 3. Defaults Upon Senior Securities................................  32

     Item 4. Submission of Matters to a Vote of Security Holders............  33

     Item 5. Other Information..............................................  33

     Item 6. Exhibits.......................................................  33

SIGNATURES .................................................................  34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CITY NETWORK INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30, 2006      December 31, 2005
                                                   ------------------      -----------------
                                                       (Unaudited)           (As Adjusted)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $    41,429            $   853,964
  Accounts receivable, net                                 851,702              4,341,218
  Inventories                                              645,282                252,608
  Other receivables                                      1,243,939                234,176
  Prepayment                                             1,105,685              3,451,482
  Short-term assets - discountinued operation                   --                530,073
                                                       -----------            -----------
      TOTAL CURRENT ASSETS                               3,888,037              9,663,521
                                                       -----------            -----------

PROPERTY, PLANT AND EQUIPMENT                            4,085,259              2,243,214
                                                       -----------            -----------
OTHER ASSETS:
  Deposits                                                 123,388                180,915
  Cash held for compensating balances                           --              1,380,992
  Intangible assets                                        865,679                925,074
  Deferred assets                                          334,585                148,208
  Equity in net assets of affilaiated company              728,769                790,842
  Other assets - discountinued operation                        --                322,664
                                                       -----------            -----------
      TOTAL OTHER ASSETS                                 2,052,421              3,748,695
                                                       -----------            -----------

TOTAL ASSETS                                           $10,025,717            $15,655,430
                                                       ===========            ===========

                       CITY NETWORK INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30, 2006      December 31, 2005
                                                         ------------------      -----------------
                                                             (Unaudited)           (As Adjusted)
                      LIABILITIIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $  1,269,906           $  1,342,037
  Convertible note payable, net                                        --                250,000
  Due to related party                                          1,199,083              1,131,494
  Deferred revenue                                                  8,083              3,027,079
  Current portion, long-term debt                               2,007,499              4,220,230
  Short-term liabilities - discountinued operation                     --                301,165
                                                             ------------           ------------
      TOTAL CURRENT LIABILITIES                                 4,484,571             10,272,005
                                                             ------------           ------------

NON-CURRENT LIABILITIES:
  Convertible note payable, net                                   545,000                     --
  Long-term debt, net of current portion                        3,532,466                572,668
                                                             ------------           ------------
      TOTAL NON-CURRENT LIABILITIES                             4,077,466                572,668

TOTAL LIABILITIES                                               8,562,037             10,844,673
                                                             ------------           ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 32,967,183 shares issued outstanding
   at June 30, 2006 and December 31, 2005                          32,967                 32,967
  Additional paid in capital                                    6,282,979              6,157,479
  Other comprehensive income                                      435,265                366,384
  Accumulated deficit                                          (5,287,531)            (1,746,073)
                                                             ------------           ------------
      TOTAL CAPITAL AND RETAINED DEFICIT                        1,463,680              4,810,757

      Less: cost of treasury stock                                     --                     --
                                                             ------------           ------------

Total Stockholders' Equity                                      1,463,680              4,810,757
                                                             ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,025,717           $ 15,655,430
                                                             ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                                -------------------------------       -------------------------------
                                                    2006               2005               2006               2005
                                                ------------       ------------       ------------       ------------
                                                                   (As Adjusted)                         (As Adjusted)
Sales, net                                      $  3,916,705       $  3,784,392       $  7,095,525       $  8,677,108

Cost of sales                                      4,369,434          3,427,726          7,222,052          8,060,736
                                                ------------       ------------       ------------       ------------

      Gross Profit                                  (452,729)           356,666           (126,527)           616,372

General and administrative expenses                1,046,465            483,047          1,892,877          1,131,776
                                                ------------       ------------       ------------       ------------

      Income (loss) from operations               (1,499,194)          (126,381)        (2,019,404)          (515,404)
                                                ------------       ------------       ------------       ------------
Other (Income) Expense
  Interest income                                    (19,133)            (3,543)           (20,317)            (5,598)
  Rental income                                          340            (46,575)           (61,720)          (142,155)
  Commission income                                      544                303            (98,752)           (35,488)
  (Gain) Loss on currency exchange                       (68)            (1,346)            12,400             11,889
  Other income                                        (1,601)           (31,938)          (117,612)           (88,177)
  Reserve for bad debt                             1,220,630             (5,900)         1,258,171            690,254
  Equity in earnings of investee                     110,033             15,870             62,072             25,993
  Loss on  physical inventory                           (234)                --             42,660                 --
  Miscellaneous                                      204,905             (3,704)           210,197              8,953
  (Gain) Loss on sale of fixed assets                      5               (679)              (719)             79301
  Interest expense                                    49,338             22,934            171,296            104,230
                                                ------------       ------------       ------------       ------------

      Total other (income) expense                 1,564,759            (54,578)         1,457,676            649,202
                                                ------------       ------------       ------------       ------------

      Income (Loss) before income taxes           (3,063,953)           (71,803)        (3,477,080)        (1,164,606)

Provision for income taxes                                --                161                 --                339
                                                ------------       ------------       ------------       ------------

Loss from continuing operation                    (3,063,953)           (71,964)        (3,477,080)        (1,164,945)
                                                ------------       ------------       ------------       ------------

Income (Loss) from discontinued operation             10,983            (25,313)            31,275            (75,938)
Loss on disposal of discontinued operation           (95,653)                --            (95,653)                --
                                                ------------       ------------       ------------       ------------

Net loss                                        $ (3,148,623)      $    (97,277)      $ (3,541,458)      $ (1,240,883)
                                                ============       ============       ============       ============

Income (Loss) per share - basic and diluted     $      (0.11)      $         --       $      (0.12)      $      (0.04)
                                                ============       ============       ============       ============
  Continuing operationgs - basic and diluted    $      (0.11)      $         --       $      (0.12)      $      (0.04)
                                                ============       ============       ============       ============
  Discontinued operation - basic and diluted    $         --       $         --       $         --       $         --
                                                ============       ============       ============       ============
Weighted average number of shares
  Basic                                           28,521,728         27,925,720         28,521,728         27,925,720
  Diluted                                         28,521,728         27,925,720         28,521,728         27,925,720

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                 ---------------------------------
                                                                                    2006                  2005
                                                                                 -----------           -----------
                                                                                                       (As Ajusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                              $(3,541,458)          $(1,316,821)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                   143,084               134,330
     Equity in earnings of investee                                                   62,072                25,993
     Bad debt                                                                      1,258,171                    --
     (Gain) Losses on disposal of fixed assets                                          (720)               79,301
     Loss on physical inventory                                                       42,660                    --
     Loss (Gain) on foreign currency exchange                                             --                11,889
     (Income) Loss from discontinued operation                                       (31,275)               75,938
     Loss on disposal of discontinued operation                                       95,653                    --
     Decrease (Increase) in receivables                                            2,273,493               196,964
     Decrease (Increase) in other receivables                                       (995,120)             (127,674)
     Decrease (Increase) in inventory                                               (445,297)             (163,945)
     Decrease (Increase) in construction in progress                                      --              (234,760)
     Decrease (Increase) in prepayment and other current assets                    1,937,705            (1,685,953)
     Increase (Decrease) in accounts payable and accrued expenses                    419,506            (1,944,445)
     (Decrease) Increase in deferred revenue                                              --             2,879,030
     (Decrease) Increase in other liabilities                                     (3,102,747)             (109,090)
     Cash provided by (used in) operating activities - discontinued operation        525,788               333,789
                                                                                 -----------           -----------
         Total Adjustments                                                         2,182,973              (528,633)
                                                                                 -----------           -----------

         Net cash provided by (used in) operating activities                      (1,358,485)           (1,845,454)
                                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of investment                                               200,000                    --
  Proceeds from disposal of property, plant and equipment                             42,608               397,222
  Purchase on investment                                                                  --                    --
  Purchases of property, plant and equipment                                      (1,688,671)             (193,310)
  Decrease (Increase) in deposit                                                      57,452                23,443
  Increase in short-term investments                                                      --                    --
  Payment on deferred assets                                                        (150,253)                   --
  Decrease in other assets                                                         1,400,047                    --
  Cash used in operating activities - discontinued operation                        (327,116)           (1,434,988)
                                                                                 -----------           -----------

         Net cash provided by (used in) investing activities                        (465,933)           (1,207,633)
                                                                                 -----------           -----------

                       CITY NETWORK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended September 30,
                                                                           ---------------------------------
                                                                              2006                  2005
                                                                           -----------           -----------
                                                                                                (As Adjusted)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                      $ 3,871,909           $ 6,545,154
  Payment on notes payable                                                  (6,101,032)           (5,773,762)
  Payment of loan from related party                                                --                (6,293)
  Loan from related party                                                      406,920               710,815
  Proceeds from long-term debts                                              3,025,514               125,000
                                                                           -----------           -----------

         Net cash provided by (used in) financing activities                 1,203,311             1,600,914
                                                                           -----------           -----------

Effect of exchange rate change on cash                                        (194,011)              268,055

Net change in cash and cash equivalents                                       (815,158)           (1,184,118)
                                                                           -----------           -----------

Cash and cash equivalents at beginning of year                                 853,964             2,007,970
Cash and cash equivalents at beginning of year - discontinued operation          2,623                 2,674
                                                                           -----------           -----------

Cash and cash equivalents at end of year                                   $    41,429           $   826,526
                                                                           ===========           ===========
Components of cash and cash equivalents, end of period
  From discontinued operation                                              $        --           $     1,093
  From continuing operations                                                    41,429               825,433

Supplemental cash flows disclosures:
  Income tax payments                                                      $        --           $       178
                                                                           ===========           ===========
  Interest payments                                                        $   146,506           $    99,859
                                                                           ===========           ===========

                       CITY NETWORK, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       September 30, 2006      December 31, 2005
                                                                       ------------------      -----------------
                                                                           (Unaudited)           (As Adjusted)
Common stock, number of shares
  Balance at beginning of period                                            32,967,183             27,500,000
  Common stock issued                                                               --              5,467,183
                                                                          ------------           ------------

  Balance at end of period                                                  32,967,183             32,967,183
                                                                          ------------           ------------
Treasury stock, number of shares
  Balance at beginning of period                                             4,445,455                     --
  Treasury stock acquired                                                           --              4,445,455
                                                                          ------------           ------------

  Balance at end of period                                                   4,445,455              4,445,455
                                                                          ------------           ------------
Common stock, par value $.001
  Balance at beginning of period                                          $     32,967           $     27,500
  Common stock issued                                                               --                  5,467
                                                                          ------------           ------------

  Balance at end of period                                                      32,967                 32,967
                                                                          ------------           ------------
Additional paid in capital
  Balance at beginning of period                                             6,157,479              5,937,946
  Issuance of stock                                                                 --                219,533
  Deemed interest due to warrants issued related to convertible notes          125,500                     --
                                                                          ------------           ------------

  Balance at end of period                                                   6,282,979              6,157,479
                                                                          ------------           ------------
Other comprehensive income
  Balance at beginning of period                                               366,384                142,453
  Foreign currency translation                                                  68,881                223,931
                                                                          ------------           ------------

  Balance at end of period                                                     435,265                366,384
                                                                          ------------           ------------
Retained earnings (deficits)
  Balance at beginning of period                                            (1,746,073)              (712,383)
  Net income (loss)                                                         (3,541,458)            (1,033,690)
                                                                          ------------           ------------

  Balance at end of period                                                  (5,287,531)            (1,746,073)
                                                                          ------------           ------------

Less: Cost of treasury stock                                                         0                      0
                                                                          ------------           ------------

Total stockholders' equity at end of period                               $  1,463,680           $  4,810,757
                                                                          ============           ============

                       CITY NETWORK, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared by City Network, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the statement of financial position, operations, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations  of the  SEC.  These  financial  statements  should  be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     DISCONTINUED OPERATION

     On August 31, 2006, the Company sold its 100% interest in City Construction, Inc by entered into an agreement with two individuals (the Buyer). The Company sold its 100% interest in City Construction to the buyer for $200,000. The assets sold consisted primarily of cash, trade accounts receivable, short-term investments, construction-in-progress, and other current assets. The buyer also assumed all the outstanding debts of City Construction. The control of City Construction has been officially taken over by the Buyer based on the fact that the full amount of consideration of $200,000 has been received by the Company, the application of changing ownership signed by both parties has been filed with a relevant government agency, and the share certificate of City Construction has been surrendered to the Buyer.

     Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), the financial results of City Construction are classified as discontinued operations in the accompanying Consolidated Statements of Earnings for all periods presented.

     Operating results of the discontinued operations which excluded loss on disposal were as follows:

                       Three Months Ended September 30,       Nine Months Ended September 30,
                       --------------------------------       -------------------------------
                           2006                2005              2006                2005
                        ----------          ---------         ----------          ----------
     Net sales          $  269,408          $       --        $1,042,642          $       --
     Total revenues        269,408                  --         1,042,642                  --
     Pretax income          10,983             (25,313)           31,275             (75,938)

     As of December 31, 2005, assets and liabilities of the Company's discontinued operations were classified as held for sales in the accompanying Consolidated Balance Sheet under the following captions:
     Short-term assets- discontinued operation, Long-term assets- discontinued operation, short-term liabilities- discontinued operation, and Long-term liabilities- discontinued operation. The discontinued assets and liabilities at December 31, 2005 were composed of as follows:

                                                                  December 31,
                                                                     2005
                                                                   --------
     Short-term assets -- discontinued operation
       Cash                                                        $  2,623
       Trade receivables                                             29,892
       Other receivables                                              7,128
       Construction in progress                                     441,891
       Prepayment                                                    48,539
                                                                   --------
           Total                                                    530,073

     Other assets -- discontinued operation
       Deposits                                                     322,664
                                                                   --------

           Total assets -- discontinued operation                   $852,737
                                                                   ========
     Short-term liabilities -- discontinued operation
       Accounts payable and accrued expense                        $129,830
       Deferred revenue                                             171,335
                                                                   --------
           Total liabilities                                       $301,165
                                                                   ========

     The Company assessed the loss on disposal of discontinued operation as follows:

     Carrying value of investment in City Construction
      at August 30, 2006                                           $295,653
     Proceeds expected to receive                                   200,000
                                                                   --------

     Disposal expense                                                     0
                                                                   --------

     Loss on disposal of discontinued operation                    $ 95,653
                                                                   ========

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

             Furniture and Fixtures                       5 years
             Equipment                                    5 years
             Computer Hardware and Software               3 years
             Building and Improvements                   50 years

     INTANGIBLE ASSETS

     Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the nine months period ended September 30, 2006. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

     EXCHANGE GAIN (LOSS)

     As of September 30, 2006 and 2005, the transactions of City Network, Inc. - Taiwan and City Construction were denominated in a foreign currency and are recorded in New Taiwan Dollars ("NTD"), at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

     TRANSLATION ADJUSTMENT

     The accounts of City Network, Inc.- Taiwan was maintained, and its financial statements were expressed, in New Taiwan Dollars (NTD). Such financial statements were translated into U.S. Dollars (USD) in accordance SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are
     translated  at  the  historical   rates  and  income  statement  items  are
     translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

     As of September 30, 2006 and December 31, 2005 the exchange rates between NTD and the USD were NTD$1=USD$0.03023 and NTD$1=USD$0.03044, respectively. The weighted-average rates of exchange between NTD and USD were NTD$1=USD$0.03086 and NTD$1=USD$0.03117 for the period (year) ended September 30, 2006 and December 31, 2005, respectively. Total translation adjustment recognized as of September 30, 2006 and December 31, 2005 is $435,265 and $366,384, respectively.

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

     INVENTORY

     Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2006, inventory consisted only of finished goods.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, which provides guidance for applying the definition of fair value to various accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157.

     In September 2006, the FASB also issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS 87, 88, 106, and 132R, and requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its statement of financial position. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. SFAS 158 is not applicable to the Company, as it does not have a defined benefit pension plan.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, that addresses how uncorrected errors in previous years should be considered when quantifying errors in the current year financial statements. SAB 108 is effective for fiscal years ending November 15, 2006 and, upon adoption, companies are allowed to record the effects as a cumulative-effect adjustment to retained earnings. The Company will adopt SAB 108 for its fiscal year ending December 31, 2006 and is assessing what impact, if any, the adoption of SAB 108 will have on its financial position and results of operations.

NOTE C - CONCENTRATION

     The Company had two major customers during the nine months ended September 30, 2006. Sales to these customers were approximately $4,729,821. Those customers comprise 67% of the total sales during the nine months ended
     September 30, 2006. Included in accounts receivable is approximately $1,510,549 from these customers as of September 30, 2006.

NOTE D - CASH

     The Company maintains its cash balances at various banks in Taiwan. The balances are insured by the Central Deposit Insurance Corporation (CDIC) up to approximately $30,230. As of September 30, 2006, there was $0 in uninsured balances held at these banks.

NOTE E - FIXED ASSETS

     Fixed assets consist of the following:

                                      September 30, 2006       December 31, 2005
                                      ------------------       -----------------
     Land                                $ 3,258,939              $ 1,909,023
     Building and improvements               584,180                       --
     Other equipment                         481,374                  525,077
                                         -----------              -----------
                                         $ 4,324,493              $ 2,434,100

     Accumulated depreciation               (239,234)                (190,886)
                                         -----------              -----------

                                         $ 4,085,259              $ 2,243,214
                                         ===========              ===========

NOTE F - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                     September 30, 2006        December 31, 2005
                                     ------------------        -----------------
     Trademarks                          $     2,207              $     2,222
     Intangible asset                      1,058,050                1,065,400
                                         -----------              -----------
                                         $ 1,055,843              $ 1,067,622

     Accumulated amortization               (190,164)                (142,548)
                                         -----------              -----------

                                         $   865,679              $   925,074
                                         ===========              ===========

NOTE G - COMMITMENTS

     Operating Leases - The Company leases office facilities under operating leases that terminate on various dates. Rental expense for these leases consisted of $24,815 for the nine months ended September 30, 2006. The Company has future minimum lease obligations as follows:

           Twelve-month ended
             September 30,                  Amount
             -------------                  ------
                2007                       $27,207
                                           -------
                Total                      $27,207
                                           =======

NOTE H - LONG-TERM INVESTMENT

     On August 31, 2003 the Company purchased approximately twenty-five percent (25%) of Beijing Putain Hexin Network Technology Co., Ltd for $325,000. On December 4, 2003 the Company purchased an additional fifteen percent (15%) for $398,500. Beijing Putain Hexin Network Technology Co., Ltd is not publicly traded or listed. The Company is using the complete equity method to record its share of the subsidiary's net income and loss. As of September 30, 2006, the Company recognized a loss of $62,072 from their acquisition.

NOTE I - COMPENSATED ABSENCES

     Employees earn annual vacation leave at the rate of seven (7) days per year for the first three years. Upon completion of the third year of employment, employees earn annual vacation leave at the rate of ten (10) days per year for years four through five. Upon completion of the fifth year of employment, employees earn annual vacation leave at the rate of fourteen
     (14) days per year for years six through ten. Upon completion of the tenth year of employment, one (1) additional day for each additional year, until it reaches thirty (30) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2006 vacation liability existed in the amount of $0.

NOTE J - INCOME TAXES

     Total Federal and State income tax expense for the nine months ended September 30, 2006 and 2005 were both amounted to $0. For the nine months ended September 30, 2006 and 2005, there is no difference between the federal statutory tax rate and the effective tax rate.

     The following is a reconciliation of income tax expense:

      09/30/06         U.S.           State         International        Total
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

      09/30/05         U.S.           State         International        Total
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

                                              09/30/06            09/30/05
                                              --------            --------
      Federal statutory tax rate                   34%                 34%
      State, net of federal benefit                 0%                  0%
                                               ------              ------

      Effective tax rate                           34%                 34%
                                               ======              ======

NOTE K - OTHER COMPREHENSIVE INCOME

     Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2006 and December 31, 2005 are as follows:

                                     Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income
                                   ----------------------   --------------------
     Balance at December 31, 2004        $142,453                 $142,453
     Change for 2005                     $223,931                 $223,931
                                         --------                 --------

     Balance at December 31, 2005        $366,384                 $366,384
     Change for 2006                     $ 68,881                 $ 68,881
                                         --------                 --------

     Balance at September 30, 2006       $435,265                 $435,265
                                         ========                 ========

NOTE L - CONVERTIBLE NOTES

     On June 30, 2006, the Company sold a $400,000 convertible promissory note to Cornell Capital Partners, LP. The notes bears interest at 7% per annum and will mature two years after issuance. A 20% redemption premium on the principal amount of the Notes is due when they are redeemed, if the closing bid price of the common stock is less than the Fixed Conversion Price. The notes are convertible into Common Stock based on at the lower of (a)$0.268 per share or (b) ninety-five percent (95%) of the lowest volume weighted average price of the Common Stock, as reported by Bloomberg, LP, for the thirty (30) trading days preceding the conversion. The Company bears $247,550 of selling expenses. For the nine months ended September 30, 2006, the amortization of deferred offering cost was $30,944.

     In connection with this transaction, the Company issued to Cornell Capital Partners, LP a five-year warrant to purchase 1,000,000 shares of Common Stock at an exercises price of $0.001 per share. The Company estimated the fair value of the warrants attached to the promissory note at $120,000 by using Black-Scholes option pricing model. In accordance with EITF 00-27, the Company allocated the fair value of $120,000 to the warrants issued and the fair value of $280,000 to the convertible notes in accordance with relative fair value method. Based on the fair value of $280,000, the Company recognized the beneficial conversion feature of $0 in accordance with the market price of the Company's common stock on each issuing date. Consequently, the convertible note of $400,000 had a total discount of $120,000. As of September 30, 2006, $15,000 of the discount related to warrant and $0 of discount related to beneficial conversion feature have been amortized.

     On June 30, 2006, the Company amended and reissued the convertible notes (Original Notes) originally issued to Highgate House Funds, Ltd on August 17, 2005 and December 16, 2005 in the aggregrate principal amount of $250,000. Each note bears interest at 7% per annum and will mature two years after issuance.

     The above notes are secured by substantially all of the assets of the Company and its direct and indirect wholly-owned subsidiaries, City Technology, Inc., City Network, Inc.--Taiwan and City Construction Co., Ltd. The Company is currently in default of this security agreement (see Note M).

NOTE M - CONVERTIBLE NOTES SECURITY AGREEMENT DEFAULT

     On June 30, 2006, the Company sold a $400,000 convertible promissory note to Cornell Capital Partners, LP, and amended and reissued the convertible notes originally issued to Highgate House Funds, Ltd on August 17, 2005 and December 16, 2005 in the aggregate principal amount of $250,000 (Note L). These notes are secured by substantially all of the assets of the Company and its direct and indirect wholly-owned subsidiaries, City Technology, Inc., City Network, Inc.--Taiwan and City Construction Co., Ltd. However, on August 31, 2006, the Company sold its 100% interest in City
     Construction, Inc. without consent of the note holders. Based on the security agreement in connection with the above convertible notes, the note holders are entitled to receive all distribution with respect to the pledged property. As of September 30, 2006, and the date of this report, no such demand has been made.

NOTE N - SHARE-BASED PAYMENTS

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. As of September 30, 2006, the Company had outstanding warrants totaling 1,025,000 with an exercise price of $0.001 per share.

     The fair value for the share-based awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

                                                      September 30,
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

     A summary of stock warrants for the nine months ended September 30, 2006 is presented as follows:

                                                                        Weighted-
                                                         Weighted-       Average
                                                          Average       Remaining       Aggregrate
                                                         Exercise      Contractual      Intrinsic
           Stock Warrants                    Shares        Price      Term (Months)      (Values)
           --------------                    ------        -----      -------------      --------
     Outstanding at January 1, 2006           25,000      $ 0.001         19.33
     Granted                               1,000,000        0.001         60.00
     Exercised                                    --
     Forfeited or expired                         --
                                           ---------      -------        ------          --------
     Outstanding at September 30, 2006     1,025,000        0.001         56.00          $121,975
                                           =========      =======        ======          ========

     Exercisable at September 30, 2006     1,025,000      $ 0.001         56.00          $121,975
                                           =========      =======        ======          ========

NOTE O - DEBT

     At September 30, 2006 and December 31, 2005, the Company had notes payable outstanding in the aggregate amount of $5,539,965 and $ $4,792,898, respectively. The notes are secured by the Company real properties and time deposits. Payable as follows:

          September 30, 2006                                            December 31, 2005
          ------------------                                            -----------------
Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 4.022% per  annum,  due on                         interest at 3.838% per annum,  due
demand.                                       $ 2,007,499       by October 8, 2006                         $ 487,040

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 3.30%  per  annum,  due by                         interest at 3.838% per annum,  due
April 4, 2021                                   1,541,730       by August 31, 2006                           913,200

Note  payable  to  a  bank  in  Taiwan,                         Note  payable to a bank in Taiwan,
interest  at 4.200% per  annum,  due by                         interest at 5.906% per annum,  due
January 24, 2012                                1,512,709       by September 28, 2006                        232,483

Note  payable  to  a   corporation   in                         Note  payable to a bank in Taiwan,
Taiwan,  no  interest,  due by February                         interest at 3.838% per annum,  due
10, 2010                                          478,027       by January 27, 2006                           45,660

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by February 3, 2006                           96,206

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by February 3, 2006                          123,693

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by February 17, 2006                         233,802

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by February 21, 2006                         219,739

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by February 25, 2006                          24,352

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by March 3, 2006                              69,950

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by March 24, 2006                            295,919

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by April 1, 2006                             279,553

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by April 21, 2006                            435,872

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by April 28, 2006                            422,811

                                                                Note  payable to a bank in Taiwan,
                                                                interest at 3.838% per annum,  due
                                                                by January 17, 2006                          339,950

                                                                Note payable to a  corporation  in
                                                                Taiwan,   no   interest,   due  by
                                                                February 10, 2010                            572,668
                                            -------------                                                -----------
Total                                         $ 5,539,965                                                $ 4,792,898

Current portion                               $ 2,007,499                                                $ 4,220,230
                                            -------------                                                -----------

Long-term portion                             $ 3,532,466                                                $   572,668
                                            =============                                                ===========

NOTE P - RELATED PARTY TRANSACTIONS

     Throughout the history of the Company, certain members of the Board of Directors and general management have made loans to the Company to cover operating expenses or operating deficiencies:

     Alice  Chen  -  As  of  September   30,   2006,   the  Company  has  a  non
     interest-bearing loan from Alice Chen, a shareholder of the Company, in the amount of $232,769.

     Stella  Tseng  -  As  of  September  30,  2006,   the  Company  has  a  non
     interest-bearing loan from Stella Tseng, a shareholder of the Company, in the amount of $966,314.

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

     Hwa-Ching - In August 2004, a customer closed business and did not pay the remaining balance due to City Network - Taiwan on outstanding receivables in the amount of NT$27,313,003 or US$837,690. City Network - Taiwan has filed criminal and civil litigation against the customer for fraud. The Company has recorded a reserve against this account in the amount of $660,538. This case is currently ongoing.

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

     On June 21, 2005, City Network Inc.-Taiwan entered a settlement agreement with Rong-Dian and on June 29, 2005, the district court lifted the lawsuit against us. In the June 2005 settlement agreement, City Network Inc.-Taiwan agreed to pay Rong-Dian a total of approximately NT$40.2 million or US$1.2 million, to cover the full amount City Network Inc.-Taiwan owed under the two purchase agreements. In August 2005, City Network Inc.-Taiwan paid Rong-Dian approximately NT$12.9 million or US$390,909 of the total amount owed upon receipt of such amount from our customer. City Network Inc. - Taiwan intends to pay the balance of approximately NT$27.3 million or US$840,000 to Rong-Dian in 54 separate checks, issued and payable by Tai-Wang Technology Co., Ltd. These checks will be in increments of NT$500,000 or US$15,370 and payable for 53 consecutive months, beginning on August 10, 2005 with the last and 54th payment being in the amount of NT$813,003 or US$24,992 instead of NT$500,000 or US$15,370. As of September 30, 2006, approximately NT$5 million, or approximately US$151,150, has been paid on this liability.

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

     On November 24, 2005, the Company entered a settlement agreement with Shanghai Bank and the district court lifted the lawsuit against the Company. In the settlement agreement, the City Network Inc.- Taiwan agreed to pay Shanghai Bank a total of NT$5,100,000 or US$ 155,244. In December 2005, City Network, Inc.- Taiwan paid Shanghai Bank NT$1,100,000 or
     US$33,484. City Network, Inc.- Taiwan intends to pay the balance of NT$4,000,000 or US$121,760 to Shanghai Bank in 4 separate checks. These checks will be payable for each 2 months, beginning on February 25, 2006. As of September 30, 2006, NT$4,100,000 or US $123,943 has been paid on this liability.

NOTE S - GOING CONCERN

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

BACKGROUND OF THE COMPANY

     City Network, Inc., formerly Investment Agents, Inc., was incorporated on August 8, 1996 under the laws of the State of Nevada. City Network Technology, Inc., formerly Gelcrest Investments Limited, was incorporated under the laws of the British Virgin Islands on March 1, 2002. City Network, Inc. - Taiwan, formerly City Engineering, Inc., was incorporated under the laws of Republic of China on September 6, 1994. City Network, Inc. owns 100% of the capital stock of City Network Technology, Inc., and City Network Technology, Inc. owns 100% of the capital stock of City Network, Inc. - Taiwan. Collectively, the three corporations are referred to herein as the "Company".

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

     The Company has also focused on the sales of LCD panels, LCD TVs/ Monitor and other LCD products, and some the LCD TVs/Monitors got the approved from customers, will be start the business next year..

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

     NET SALES. Net sales for the three months ended September 30, 2006 were $3,916,705 compared to $3,784,392 for the three months ended September 30, 2005. The increase in net sales for the three months ended September 30, 2006 was due to an increase in the sales to Vietnam.

     COST OF SALES. Cost of sales for the three months ended September 30, 2006 was $4,369,434 or 111.5% of net sales, as compared to $3,427,726 or 90.6% of net sales, during the three months ended September 30, 2005. The increase was due to the increase of net sales. The increase in the cost of sales as a percentage of revenue was due to decreased sales of higher-margin products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,046,465 or 26.7% of net sales, for the three months ended September 30, 2006, as compared to $483,047 or 12.8% of net sales, for the three months ended September 30, 2005. The increase was due to an increase in consulting fees for the construction project in Vietnam. The increase in general and administrative expenses as a percentage of net sales is due to the increase in consulting fees for a construction project in Vietnam.

     LOSS FROM OPERATIONS. Loss from operations for the three months ended September 30, 2006 was $(1,499,194), compared to loss from operations for the three months ended September 30, 2005 of $(126,381). The increase in loss from operations for the three months ended September 30, 2006 compared with loss from operations for the three months ended September 30, 2005 resulted primarily from reasons primarily described above.

     OTHER (INCOME) EXPENSE. Other (income) expense was $1,564,759 for the three months ended September 30, 2006, as compared to $(54,578) for the three months ended September 30, 2005. This change was the reserve for bad debt and late payment penalty charged by bank.

     NET LOSS. Net loss for three months ended September 30, 2006 was $(3,148,623) compared to net loss of $(97,277) for the three months ended September 30, 2005. The decrease in net loss was due to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

     NET SALES. Net sales for the nine months ended September 30, 2006 were $7,095,525 compared to $8,677,108 for the nine months ended September 30, 2005. The decrease in net sales for the nine months ended September 30, 2006 was due to a decrease in demand for our products.

     COST OF SALES. Cost of sales for the nine months ended September 30, 2006 was $7,222,052 or 101.8% of net sales, as compared to $8,060,736 or 92.9% of net sales, during the nine months ended September 30, 2005. The decrease in cost of sales is associated with the decrease in sales. The increase in the cost of sales as a percentage of revenue was due to decreased sales of higher-margin products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,892,877, or 26.7% of net sales, for the nine months ended September 30, 2006, as compared to $1,131,776, or 13.0% of net sales, for the nine months ended September 30, 2005. The increase was due to an increase in consulting fee for the construction project in Vietnam. The increase in general and administrative expenses as a percentage of net sales is due to the increase in consulting fee for the construction project in Vietnam.

     LOSS FROM OPERATIONS. Loss from operations for the nine months ended September 30, 2006 was $(2,019,404), compared to income from operations for the nine months ended September 30, 2005 of $(515,404). The loss from operations for the nine months ended September 30, 2006 compared with income from operations for the nine months ended September 30, 2005 was due to a decrease in sales without a proportionate decrease in the cost of sales and general and administrative expenses.

     OTHER (INCOME) EXPENSE. Other (income) expense was $1,457,676 for the nine months ended September 30, 2006, as compared to $649,202 for the nine months ended September 30, 2005. This change was the result of the reserve for bad debt and late payment penalty charged by bank.

     NET  LOSS.  Net  loss  for  nine  months  ended   September  30,  2006  was
$(3,541,458) compared to income of $(1,240,883) for the nine months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 compared with income for the nine months ended September 30, 2005 was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2006 and December 31, 2005, we had cash and cash equivalents of $41,429 and $853,964, respectively. Our current assets totaled $3,888,037 at September 30, 2006 as compared to $9,663,521 at December 31, 2005.
Our total current liabilities were $4,484,571 at September 30, 2006 as compared to $10,272,005 at December 31, 2005. Working capital at September 30, 2006 was $(596,534) and $(608,484) at December 31, 2005. For the nine months ended September 30, 2006, total cash used in operations was $(1,358,485) as compared to net cash used in operations of $(1,845,454) during the same period in 2005. Net cash provided by financing activities was $1,203,311, which consisted of loans, as compared with net cash provided by financing activities of $1,600,914 during the nine months ended September 30, 2005.

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

     CAPITAL EXPENDITURES. Total capital expenditures during the nine months ended September 30, 2006 were $1,688,671 compared to $193,310 for the nine months ended September 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On June 30, 2006, the Company sold a $400,000 convertible promissory note to Cornell Capital Partners, LP, and amended and reissued the convertible notes originally issued to Highgate House Funds, Ltd on August 17, 2005 and December 16, 2005 in the aggregate principal amount of $250,000. These notes are secured by substantially all of the assets of the Company and its direct and indirect wholly-owned subsidiaries, City Technology, Inc., City Network, Inc.--Taiwan and City Construction Co., Ltd. However, on August 31, 2006, the Company sold its 100% interest in City Construction, Inc. without consent of the note holders. Based on the security agreement in connection with the above convertible notes, the note holders are entitled to receive all distribution with respect to the pledged property. As of September 30, 2006, and the date of this report, no such demand has been made.

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

                                     CITY NETWORK, INC.


Dated: November 29, 2006             By: /s/ Alice Chen
                                        ------------------------------------
                                        Alice Chen
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Dated: November 29, 2006             By: /s/ Yun-Yi Tseng
                                        ------------------------------------
                                        Yun-Yi Tseng
                                        Chief Financial Officer
                                        (Principal Financial Officer)